Form 10-Q
period 2013-12-31
American Riding Tours Inc
filed 2014-02-14
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-55120

(Exact name of registrant as specified in its charter)

Nevada	46-2143018
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

848 N. Rainbow, Suite 136, Las Vegas, NV	89107-1103
(Address of principal executive offices)	(Zip Code)

(702) 277-5916

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No o

There were 3,000,000 shares of Common Stock outstanding as of February 14, 2014.

Table of Contents

American Riding Tours Inc.

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2013

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of December 31, 2013 and March 31, 2013	3
	Unaudited Condensed Interim Statement of Operations for the three months and nine months ended December 31, 2013, and from inception to December 31, 2013	4
	Unaudited Condensed Interim Statements of Cash Flows for the nine months ended December 31, 2013 and from inception to December 31, 2013	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4T.	Controls and Procedures	15

PART II	Other Information	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5..	Other Information	19

ITEM 6.	Exhibits	20

	SIGNATURES	21

Part I. Financial Information

Item 1. Financial Statements

American Riding Tours, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 2,500
Prepaid expense	10,000	10,000
Total current assets	10,000	12,500

TOTAL ASSETS	$ 10,000	$ 12,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,500	$ -
Due to related party	500	-
Total current liabilities	2,000	-

Stockholders' equity:
Series A Convertible Preferred stock, $0.001 par value, 5,000,000	200	200
shares authorized, 200,000, 200,000 issued and outstanding as of
12/31/2013 and 3/31/2013, respectively
Series B Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
12/31/2013 and 3/31/2013, respectively
Series C Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
12/31/2013 and 3/31/2013, respectively
Common stock, $0.001 par value, 185,000,000 shares	3,000	3,000
authorized, 3,000,000, 3,000,000 issued and outstanding as of
12/31/2013 and 3/31/2013, respectively
Additional paid-in capital	19,800	19,800
Deficit accumulated during development stage	(15,000)	(10,500)
Total stockholders' equity	8,000	12,500
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 10,000	$ 12,500

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013	From February 27, 2013 (inception) to December 31, 2013
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	1,500	4,500	5,000
Total expenses	1,500	4,500	5,000

Net loss from operations	(1,500)	(4,500)	(5,000)

Other income (expenses):
Beneficial conversion feature of
convertible preferred stock	-	-	(10,000)
Total other income (expenses)	-	-	(10,000)

Net income (loss) applicable to common shareholders	$ (1,500)	$ (4,500)	$ (15,000)

Weighted average number of common	3,000,000	3,000,000
shares outstanding- basic

Net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31, 2013	From February 27, 2013 (inception) to December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (4,500)	$ (15,000)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase in accounts payable	1,500	1,500
Beneficial conversion feature expense	-	10,000
Changes in operating assets and liabilities:
Prepaid expense	-	(10,000)
Cash (used) by operating activities	(3,000)	(13,500)

FINANCING ACTIVITIES
Sale of preferred stock	-	10,000
Sale of common stock	-	3,000
Due to related party	500	500
Contributed capital	-	-
Net cash provided by financing activities	500	13,500

NET INCREASE IN CASH	(2,500)	-
CASH - BEGINNING OF THE PERIOD	2,500	-
CASH - END OF THE PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non-cash transactions:
Beneficial conversion expense	-	10,000

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements. The results of operations for the period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $15,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2013

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

On April 22, 2013 an officer loaned the Company $500 for audit fees. As of December 31, 2013, $500 of this loan remained due. The loan bears no interest and is due upon demand.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended March 31, 2013.

History and Organization

We were incorporated on February 27, 2013 as American Riding Tours, Inc., a Nevada corporation. We consider ourselves to be a shell company. Activities to date have been limited primarily to organization, initial capitalization, establishing administrative offices in Las Vegas, Nevada. As of the date of this offering circular, the Company has obtained a website domain, developed its business plan and established administrative offices.

We have purchased our website, www.americanridingtours.com, which is still under construction. We want to develop this website to serve as a marketing tool to advertise our motorcycle tours to prospective clients. To date, we have not provided any motorcycle tours and we do not own any equipment necessary to provide any motorcycle tours.

Business of Issuer

American Riding Tours intends to offer on-road tours. Motorcycle roads of Las Vegas can be found in short distance to areas of the Northwest Mountains, Hoover Dam, Valley of Fire, Mining Towns, and Zion National Park. Based on the distance to be travelled, we plan to price the tours between $200-400. Riders looking for short overnights, we plan to offer several affordable multiday trips to the Grand Canyon and roads of Southern California starting at $300 per day. Additionally, we plan to provide custom tours built from the ground up going to geological areas of the Southwest. We plan to provide participants with a Bluetooth headset to use during the tour in order to communicate with their guide, as well as maps and detailed information on the areas being visited. No additional rental equipment will be required. Participants must provide their own motorcycle and riding gear, which may be rented through a local rental companies.

Our tours will be fully escorted and will begin and end at mutually agreed upon locations in Las Vegas that best suit the client’s needs. We expect most clients will rent a motorcycle for a day. Where the future client rents a motorcycle, we will meet them at the rental location (i.e. EagleRider Motorcycles, Xtreme Motorcycle Rentals, etc.). If the client has their own motorcycle, and is staying at a local hotel, then the tour will leave from and end at that location. With regards to equipment, American Riding Tours will provide use of Bluetooth headsets for communication during the tour. The participant must provide their own riding gear, which by local law is limited to a helmet with face shield or goggles. This requirement will be made clear on the Company’s website and promotional materials. For clients renting motorcycles at the aforementioned facilities, rental of riding gear is also available. American Riding Tours will assist its clients in making the appropriate reservations at these independent rental facilities if requested.

Overview

American Riding Tours, Inc. has not significantly commenced its planned principal operations. American Riding Tours, Inc.'s operations to date have been devoted primarily to startup and development activities, which include the following:

1.      Formation of the Company;

2.      Development of the American Riding Tours, Inc. business plan;

3.      Obtaining capital through a private placement of American Riding Tours' preferred stock; and

4.      Developing a strategy to identify potential tour clients.

5.      Effective Registration Statement to raise $3,000.00

American Riding Tours, Inc. is attempting to become fully operational. In order to generate revenues, American Riding Tours, Inc. must address the following areas:

1.      Identify individuals and social groups that are in need of the Company's tour services.

2.      Complete the $3,000 stock offering, and apply for listing on the OTC Bulletin Board.

3.      Raise an additional $100,000 for the needed working capital to obtain commercial office space, hire and train appropriate staff, and market the Company's tour services.

Clients

We expect that our potential clients will consist of tourists visiting Las Vegas and its surrounding areas who are motorcycle riders. Las Vegas sits at the center of several national and state recreation areas that allow for sightseeing within a few hours travel from the center of the city or the “Strip”, including, but not limited to the Lake Mead National Recreation Area, Mt. Charleston and Spring Mountain National Recreation Area, Red Rock Canyon, Valley of Fire and the Grand Canyon. We intend to develop and maintain a database of potential customers who may want to use our services. We will follow up with these clients periodically and offer them free presentations and special discounts from time to time. Our methods of communication will include: phone calls, email and regular mail. We plan to attend trade shows in our industry to showcase our services with a view to find new customers. We plan to ask our satisfied customers for referrals.

Marketing Strategy

The Company will also be marketing itself to various motorcycle organizations through direct and industry specific channels. This is a mid to long term marketing and sales strategy..

The marketing strategy is simple and direct:

•         Consumers will be marketed through the Internet, magazines and other electronic and print media

•         Targeted groups will be marketed by the branding of the American Riding Tours, Inc. name and logo through specific media channels focused direct marketing campaigns, electronic media, trade shows, industry publications, newspapers, and other industry specific events, as well as traditional distribution channels.

•         Joint Venture partnerships shall be secured that allow the Company’s tours to be offered to a large existing client base with defined needs (American Motorcycle Association (“AMA”), Motorcycle
Clubs (“MCs”), etc.).

Web Site and Internet Presence

American Riding Tours, Inc.’s Web Site (www.americanridingtours.com) will function as a marketing tool. The site is currently under development. We anticipate a cost of approximately $$600 to create a usable website in which consumers can reserve and pay for tours. Management plans to create its website within three to four weeks, following the completion of this offering. If the offering falls short, management may not have sufficient funds to complete this website. It is our goal that the site will offer customers ease of use, clear and simple navigation, security, and prompt response to transactions. We want the website to feature sections for promotions and joint venture and cross branding marketing campaigns with partners.

Sales Brochures

We plan to have sales brochures printed that will be displayed at the motorcycle rental locations and distributed to major Las Vegas hotel concierges. The sales brochures will provide potential clients with the types of motorcycle tours we plan to offer. We plan to design the brochure in-house and send it out for printing.

Competition

General Sources of Competition

Many of the Company's competitors include other tour companies and special event planning at various Las Vegas hotel-casinos. Many business and social groups may use these competitors before they would consider utilizing the services of American Riding Tours, Inc. These competing individuals and entities are significantly larger and have substantially greater financial, industry recognition and other resources than American Riding Tours, Inc.

There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Based on the nature of our business, we do not expect to file any trademarks or patents.

Need for Government Approval

With the exception of a business license, we are not required to apply for or have any government approval for our services. American Riding Tours paid the State of Nevada $200.00 for its Business License, which is current until its renewal date in February 2014.

In the future we may be subject to additional laws, regulations, policies, approvals and the like of federal, state, local, municipal, and other bodies.

Properties

The Company owns no real property. Our administrative offices are located in Nevada, at 848 N. Rainbow Blvd., #136, Las Vegas, Nevada 89107-1103. Our telephone number is: (702) 277-5916. This administrative office is being provided at no cost by the Officer of the Company. The Officer will not seek reimbursement for providing this administrative space. Management believes that these facilities are adequate for the Company’s current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company’s operations on commercially reasonable terms.

RESULTS OF OPERATIONS

For the quarter ending December 31, 2013, the Company recognized no revenues. For the for the quarter ending December 31, 2013, the Company incurred total operating expenses of $1,500, which consists of $1,500 in general and administrative costs. The net loss from operations for the quarter ending December 31, 2013 was $(1,500) or $(0.00) per common share basic and diluted.

For the for the nine months ending December 31, 2013, the Company incurred total operating expenses of $4,500, which consists of $4,500 in general and administrative costs. The net loss from operations for the nine months ending December 31, 2013 was $(4,500) or $(0.00) per common share basic and diluted.

During the nine month period ending December 31, 2013, the Company used net cash of $(3,000) in operations, used $(0) in investing activities; and generated $500 cash from financing activities. From the Company's inception through December 31, 2013, the Company used net cash of $(13,500) in operations, used $(0) in investing activities; and generated $13,500 cash from financing activities.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of product research and development that we will perform for the term of our plan of operation.

The company has no research nor development activities in place.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

The Company currently has no employees. All of the business operational functions are performed by our sole officer, who is also the director of the Company. This individual performs all of the job functions for the Company. Edward Zimmerman III, our sole officer/directors, plans to devote 8-10 hours per week of his time to our business.

Liquidity and Capital Resources

As of December 31, 2013, American Riding Tours had $0 in cash and cash equivalents and $10,000 in prepaid legal fees for total current assets of $10,000. The Company had total assets of $10,000. As of December 31, 2013, American Riding Tours had total current liabilities of $2,000.

Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, American Riding Tours anticipates generating losses and therefore may be unable to continue operations in the future. American Riding Tours anticipates it will require additional capital in order to develop its business. American Riding Tours may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product services when (i) persuasive evidence of the arrangement exists, (ii) services have occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2013 (inception) to December 31, 2013, the Company recognized no revenues.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of March 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending December 31, 2013, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form S-1 for the fiscal year ended March 31, 2013 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending December 31, 2013.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

American Riding Tours filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to conduct an Offering to raise $3,000. The S-1 Registration Statement became effective on December 18, 2013. Management is currently seeking investors for this Offering.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2014

American Riding Tours Inc.
Registrant
By: /s/ Edward Zimmerman III
Edward Zimmerman III Director and CEO (principal executive, financial and accounting officer)