Form 10-K
period 2014-03-31
American Riding Tours Inc
filed 2014-06-30
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-55120

AMERICAN RIDING TOURS, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	46-2143018
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

848 N. Rainbow, Suite 136, Las Vegas, NV	89107-1103
(Address of principal executive offices)	(Zip Code)

(702) 277-5916

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at June 30, 2014, computed by reference to the $0.01 Registration Statement per-share price on March 18, 2014 (date of effectiveness), was $3,000.

There were 3,300,000 shares of Common Stock issued and outstanding as of June 30, 2014.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• inability to identify new customers;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "American Riding Tours", "the Company", "we," "us," and "our" refer to American Riding Tours, Inc..

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at American Riding Tours, Inc., 848 N. Rainbow, Suite 136, Las Vegas, NV 89107-1103.

PART I

ITEM 1. BUSINESS

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

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;
5
·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Investors should be aware that we will be subject to the "Penny Stock" rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares. Please see the disclosures under "Penny Stock Regulations" on Page 23 of this Prospectus for more information.

Business of Issuer

American Riding Tours, Inc. has not significantly commenced its planned principal operations. American Riding Tours, Inc.'s operations to date have been devoted primarily to startup and development activities, which include the following:

1.      Formation of the Company;

2.      Development of the American Riding Tours, Inc. business plan;

3.      Obtaining capital through a private placement of American Riding Tours' preferred and common stock; and

4.      Developing a strategy to identify potential tour clients.

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

There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business. Without additional funding, which is currently not available to us, it is most likely that our business model will fail, and we shall be forced to cease operations.

We are a small, start-up company that has not generated any revenues and has no current contracts for tours in place. Since our inception on February 27, 2013 through March 31, 2014, we did not generate any revenues and we had a net loss from operations of $17,993 and a net loss applicable to common stockholders of $27,993. Based on the small size of our Company, management views that it requires funding for two separate areas of the company’s business. This first includes funding to build the actual business operations of the Company and the second concerns the paying for the legal and accounting expenses to keep the Company full reporting.

Management does not believe we have sufficient funds to pay for legal and accounting expenses to maintain our status as full reporting company for the next twelve (12) months. Based on this shortfall, management has agreed to donate sufficient funds to the company to keep it operational for the next twelve (12) months. Management has determined that an additional $100,000 will be needed to build its business operations to its full capacity. These funds will help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. In the meantime, management plans to initiate its business operations on a limited basis, by building a customer base and operating tours where it has the capacity to do so. There can be no assurance that the actual expenses incurred will not materially exceed our estimates in maintaining our fully reporting status. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement.

Tours to be Offered by the Company

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

Where we need to use independent contractors as tour operators, they will be paid $25 per hour of conducting the tour. Fuel will also be reimbursed. Expenses paid on behalf of tour participants include park entrance fees ($3-$25, depending on National Park visited, or $15 Hoover Dam Powerplant Tour), specified meals (estimated $15 per person for breakfast, $20 per person for lunch, $30 per person for dinner), and hotel accommodations (Maswik Lodge $90.25 per room).

Tour destinations include, but at not limited to:

a) Mt. Charleston and Spring Mountains

This tour features the Spring Mountain Recreational Area, highlighted by the Mt. Charleston peak and local wildlife. Riders should dress warm, bringing a sweatshirt or layered clothing even in most summer months, as the temperature is approximately 20 degrees cooler than in the Las Vegas Valley. The tour departs Las Vegas at 11am and travels up the winding roads of the Humboldt-Toiyabe National Forest and into Lee Canyon, taking a brief rest at Desert Overlook. Then we continue through some of the best twisties in the area on the road connecting to Kyle Canyon. Ascending further, we stop for an included lunch at the Mt. Charleston Lodge, at an elevation of 7700 feet, surrounded by pine trees and log cabin homes with a clear views of Mt. Charleston. Our tour continues down the Kyle Canyon, and skirts the western edge of the Las Vegas Valley on our way to the Red Rock Canyon. Park entrance fee is included, as we ride the Red Rock loop which features layered red sandstone. Tour duration, approximately 5 hours, cost: $200 per rider, $100 per passenger or additional rider in same group

b) Valley of Fire, Lake Mead and Hoover Dam

This tour leaves from Las Vegas at 9:00 am, this tour begins with breakfast in Moapa Valley before entering the bright red rock formations of Valley of Fire. A complete loop of the park will be made, with photo opportunities, before continuing on with a ride through Lake Mead National Recreation Area. Twisted roads descend past Lake Mead and stop at Hoover Dam. An escorted tour of the dam is included, followed by a stop at a popular overlook for a different perspective of the dam. The tour continues to nearby Boulder City, where lunch will be provided. Afterwards, we will ride back into Las Vegas returning to our starting point. Tour duration, approximately 8 hours, $400 rider per rider, $200 per passenger or additional rider in same group.

c) Grand Canyon

This tour leaves Las Vegas at 7:00 am, stopping in the town of Kingman, Arizona for breakfast. We continue our ride on Interstate 40, taking a few excursions off to ride along portions of the famous Route 66, stopping for rest, photos and some shopping. We will continue until we reach the south rim of the Grand Canyon mid afternoon, then we will check in to the Maswik Lodge, an included accommodations for the evening. The next morning we will exploring the south rim of the Grand Canyon before we ride back to Las Vegas. 2 Day Tour, $600 rider per rider, $400 per passenger or additional rider in same group.

Without funding, which is currently not available to us nor tour conductors, there is no guarantee that we shall be able to implement these anticipated tours.

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

The marketing strategy is simple and direct:

o   Consumers will be marketed through the Internet, magazines and other electronic and print media

o   Targeted groups will be marketed by the branding of the American Riding Tours, Inc. name and logo through specific media channels focused direct marketing campaigns, electronic media, trade shows, industry publications, newspapers, and other industry specific events, as well as traditional distribution channels.

o   Joint Venture partnerships shall be secured that allow the Company’s tours to be offered to a large existing client base with defined needs (American Motorcycle Association (“AMA”), Motorcycle Clubs (“MCs”), etc.).

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

Sales Brochures

We plan to have sales brochures printed that will be displayed at the motorcycle rental locations and distributed to major Las Vegas hotel concierges. The sales brochures will provide potential clients with the types of motorcycle tours we plan to offer. We plan to design the brochure in-house and send it out for printing. The cost for printing 1,000 glossy brochures is approximately $400.

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

Need for Government Approval

With the exception of a business license, we are not required to apply for or have any government approval for our services. American Riding Tours paid the State of Nevada $200.00 for its Business License, which is current until its renewal date in February 2015.

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

i.                    The Company's performance is dependent on the performance of its officer. In particular, the Company's success depends on his ability to develop a business strategy which will be successful for the Company.

ii.                  The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

iii.                There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

RISK FACTORS

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. WE HAVE NO OPERATING HISTORY AND LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have no operating history and we are subject to all risks inherent in a developing business enterprise. At this time we are considered a shell company. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with selling motorcycle tours and the competitive environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of our business. We may not be able to successfully address these risks and uncertainties or successfully implement our business plan. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our preferred and common stock to the point that the investors may lose their entire investment. Even if we accomplish these objectives, we may not be able to generate positive cash flows or profits that we anticipate in the future.

2. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Report for the year ended March 31, 2014, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended March 31, 2014. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business plans. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for March 31, 2014. For the period from inception (February 27, 2013), we experienced an operating net loss of $(17,993), and when we include the beneficial conversion feature of our Convertible Preferred stock our net loss applicable to common shareholder was $(10,000). We have no cash on hand. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to develop and expand our operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. Our long-term financing needs we will need to raise approximately $100,000, which are necessary to continue operations and to implement our plan of operations. Management anticipates we have a short-term burn rate of approximately $800 per month. We will require $10,000 this year and $12,000 per year going forward to cover the costs of being a public company. Further, management believes to continue operations and to implement our plan of operations, we will need to raise approximately $100,000 over a two year period. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

4. THERE IS AN OUTSTANDING RELATED PARTY LOAN FROM OUR SOLE OFFICER/DIRECTOR FOR $500.00, THAT CAN BE CALLED UPON DEMAND, AT ANY TIME, WHICH COULD HURT OUR FINANCIAL STATUS.

Edward Zimmerman III, our sole officer and director has the right to demand payment of his related party loan(s) to us at any time. As of March 31, 2014, Mr. Zimmerman has a related party loan with us for $500.00. This loan is unsecured, payable on demand and bears no interest. If in the future, we may be unable to pay-off this loan, and if Mr. Zimmerman demands payment for the funds that he has loaned to us, based on no cash reserves, we may cease to exist and an investor could lose their entire investment.

COMPANY RISK FACTORS

5. Our business relies Discretionary entertainment Spending and General Economic Conditions.

Purchases of our motorcycle tour services are generally viewed as discretionary spending by consumers. In times of economic uncertainty, consumers tend to defer expenditures for discretionary entertainment and tours, which affects demand for our services. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income or recreational spending can reduce our revenues and adversely affect our financial results. Since we sell a service intended for the tourism market, as the tourism market declines, there is less demand for our services. The impact of weak consumer credit markets, corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

6. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required to conduct motorcycle tours. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

7. There is a risk of accidents occurring at tourist destinations, which may reduce attendance and negatively impact our revenues.

Our tourist destination features Mt. Charleston, Lake Mead National Recreation Area, Red Rock Canyon, Valley of Fire, and the Grand Canyon. Although we plan to be safety conscious, there are inherent risks involved with motorcycle tours, and an accident or a serious injury during a tour may reduce attendance and result in decreased revenue. In addition, accidents or injuries at destinations operated by our competitors may influence the general attitudes of our future clients and adversely affect attendance at our tourist destination.

We may also be sued for substantial damages in the event of an actual or alleged accident. We do not carry liability insurance to cover this risk, there can be no assurance that we will be able to afford or obtain adequate insurance coverage for our tours

8. We do not carry any TOUR business or weather related interruption insurance or third-party liability insurance.

Operation of our business involves many risks, including natural disasters, tour business interruptions, property damage, personal injury, adverse weather and death. We do not carry any tour business or weather related interruption insurance or third-party liability insurance for our business to cover claims in respect of property or weather damage or relating to our operations. Therefore, we may not have insurance coverage sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

9. IF WE DO NOT ATTRACT NEW CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We have not identified any customers and we cannot guarantee we ever will have any customers for our tour business. Even if we obtain new customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

10. We may not be able to compete with other TOUR agencies, some of whom have greater resources and experience than we do.

The Las Vegas tour industry is highly competitive, and subject to rapid change. We do not have the resources to compete with the large Las Vegas Strip-based hotel-casinos and larger event planning agencies, who offer tour services that might compete with us. With the minimal resources we have available, the selection of events we could bid on becomes very limited. Competition by existing and future competitors could result in our inability to secure profitable events. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, we cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

11. Bad Weather Can Have An Adverse Financial Impact On Our Tour business.

We promote outdoor motorcycle tour events. Weather conditions, or even the forecast of poor weather, can affect our future sales and bookings for a tour event. Poor weather may adversely affect our sales and tour event bookings, which could have an adverse effect on our business, financial condition and results of operations.

We do not currently maintain any type of weather-related insurance. Due to the importance of clear visibility and safe driving conditions for a motorcycle tour , poor or seasonal weather changes could significantly affect our tour bookings. Any unanticipated weather changes could impact our ability to book tours. This could have a material adverse effect on our business, financial condition and results of operations.

12. NATURAL DISASTERS OR ACTS OF TERRORISM AND OTHER ISSUES COULD DISRUPT SERVICES.

Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues or property damage. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients.

Other issues and uncertainties may include:

  New accounting pronouncements or changes in accounting policies;

  Labor shortages that adversely affect our ability to employ entry level personnel; and

  Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients.

13. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of June 30, 2014, our sole officer/director owns 90% of our outstanding common stock. He will be able to elect all of the directors and continue to control American Riding Tours. Additionally, our registered preferred stock shareholder owns 200,000 preferred shares that can be converted into 20,000,000 common shares or 86.9% or the outstanding shares.

 As a result, our sole officer and large Preferred Shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a.       election of our board of directors;

b.      removal of any of our directors;

c.       amendment of our Articles of Incorporation or bylaws; and

d.      adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our preferred and common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company's common stock and will have minority voting rights. Investors will not have the ability to control either the vote of the Company's Shareholders or Board of Directors.

14. SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS 90% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FEEL THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS WHEN IT COMES TO HIS COMPENSATION PACKAGE

The Company's sole officer and director, Mr. Edward Zimmerman III, owns 90% of the outstanding shares. At this time he is not receiving any salary compensation. As a result, he will maintain control of the Company and has discretion to set his own future compensation and choose all of our directors. His interests may differ from those of other stockholders. Mr. Zimmerman has yet to formulate a compensation package, but he believes no compensation in is order until the company generates sufficient cash flows to cover its operational costs.

15. BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our sole officer sole director, Mr. Edward Zimmerman II, will only be devoting limited time to our operations. Mr. Zimmerman intends to devote approximately 8-10 hours per week to our business. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, our operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on Mr. Zimmerman from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Zimmerman may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

16. IF MR. ZIMMERMAN, OUR SOLE OFFICER AND DIRECTOR, SHOULD RESIGN OR DIE, WE WILL NOT HAVE AN OFFICER OR A DIRECTOR. THIS COULD RESULT IN OUR OPERATIONS SUSPENDING, AND YOU COULD LOSE YOUR INVESTMENT.

We extremely depend on the services of our sole officer and director, Mr. Zimmerman, for the future success of our business. The loss of the services of Mr. Zimmerman could have an adverse effect on our business, financial condition and results of operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible you could lose your entire investment.

17. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

We will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in fiscal year 2014-2015. We project that the total incremental operating expenses of being a public company will be approximately $12,000 for fiscal year 2014-2015. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

18. As a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

We have never operated as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. There may be further increases if and when we are no longer an "emerging growth company". The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the U. S. Securities and Exchange Commission have imposed and will impose various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company." For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management, as required by Section 404 of the Sarbanes-Oxley Act. Compliance will require us to increase our general and administrative expense in order to pay added compliance personnel, outside legal counsel and consultants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance function and board governance function, establishing and maintaining internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the U.S. federal securities laws. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year ending after the fifth anniversary of the completion of the Company's initial offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.

19. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising funds in future offerings.

RISK FACTORS RELATING TO THE FUTURE SALES OUR PREFERRED AND COMMON STOCK

20. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

A total of 3,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. As we are a “shell company” as that term is defined by the applicable federal securities laws, because of the nature and amount of our assets and our very limited operations, applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities can not sell those securities in reliance on Rule 144. As result, one year after we cease being a shell company, assuming we are current in our reporting requirements with the Securities and Exchange Commission, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us to cease being a “shell company” we must have more than nominal operations and more that nominal assets or assets which do not consist solely of cash or cash equivalents. Sales of our shares after applicable restrictions expire, could have a depressive effect on the market price.

21. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have one Series of Preferred Shares issued and outstanding. Our registered preferred stock, par value $0.001, shall not be entitled to receive any dividends, shall not have any liquidation rights and shall not be entitled to (a) any voting rights or (b) notice of any meeting of the shareholders of the corporation. The registered preferred stock can be converted at the ratio of one hundred (100) shares of Common Stock for every one (1) share of the registered preferred stock converted; however, the conversion is limited whereby the beneficial owner cannot beneficially own in excess of 4.9% of the shares of the Common Stock outstanding immediately after giving effect to such conversion or exercise.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares illiquid.

22. We have authorized and unissued shares Series B and C Preferred stock that may be issued in the future, which would dilute your ownership in the Company.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our preferred and common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of preferred and common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 200,000 shares of the registered preferred stock issued and outstanding; no shares of Series B Callable Preferred Stock are issued and outstanding and no Series C stock are issued and outstanding. The Series B Voting Preferred shares shall not be entitled to receive any dividends and shall not have any liquidation rights. The holders of Series B Voting Preferred Stock shall be entitled to (a) notice of any meeting of the shareholders of the Corporation; and (b) have the power to vote each share at any shareholder meeting, where each share of Series B Voting Preferred Stock carries the weight of ten (10) votes for each share of common stock.

The Series C Preferred stock is undesignated at this time. Therefore, since each Series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any Series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

23. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

24. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officer and director and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

25. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our preferred and common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

26. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

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

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for the period ending March 31, 2014.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

American Riding Tours, Inc. Common Stock, $0.001 par value, was cleared for quotation on the OTC-BB on May 13, 2014, under the stock symbol AMRD. There have been not trades of the stock since it was cleared for quotation, and there are no assurances an active market will ever develop for the stock.

(b) Holders of Common Stock

As of June 30, 2014, there are approximately thirty-two (32) holders of record of our Common Stock and one holders of our Preferred Stock.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

Not Applicable

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended March 31, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We were incorporated on February 27, 2013 as American Riding Tours, Inc., as a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. We intend to offer escorted motorcycle riding tours of Southern Nevada and Northern Arizona.

RESULTS OF OPERATIONS

For the fiscal year ending March 31, 2014, the Company recognized no revenues. For the for the fiscal year ending March 31, 2014, the Company incurred total operating expenses of $17,493, and compared to $500 for the same period last year. It should noted that the Company was formed on February 27, 2013. For the fiscal year ending March 31, 2014, the Company had a loss from operations of $(17,493) or $(0.01) per common share basic and diluted.

Since inception on February 27, 2013, we experienced an operating loss of $(17,993) and when we include the beneficial conversion feature of our Convertible Preferred stock, our net loss applicable to common shareholder was $(27,993).

During the period from ending March 31, 2014, the Company used net cash of $(4,493) in operations, and generated $3,500 cash from financing activities. This compares for the period ending March 31, 2013, where the Company used net cash of $(10,500) in operations and generated $13,000 cash from financing activities.

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

Summary of any product research and development that we will perform for the term of our plan of operation.

We have no plans to conduct any research nor development based on the nature of our business.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2014, we have one employee who also serves as officer/director. We are dependent upon our sole officer our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, American Riding Tours, Inc. had $1,507 in cash and cash equivalents for total current assets of $1,507. At the same date, American Riding Tours, Inc. had total current liabilities of $3,500.

For the calendar year ending March 31, 2014, the Company had no revenues. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, American Riding Tours, Inc. anticipates generating losses and therefore may be unable to continue operations in the future. American Riding Tours, Inc. anticipates it will require additional capital in order to develop its business. American Riding Tours, Inc. may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to March 31, 2014, the Company has not recognized any revenues.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

In addition, we intend to rely on other exemptions from reporting and disclosure requirements that are offered by the JOBS Act, including (i) an exemption from the need to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, and (ii) an exemption from the need to comply with any PCAOB requirement regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company,” whichever is earlier. For further information regarding disclosure and other exemptions available to us under the JOBS Act, please see “Prospectus Summary—The Company—Implications of Being an Emerging Growth Company.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

American Riding Tours, Inc.

Financial Statements

SEALE AND BEERS, CPAs

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Riding Tours Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of American Riding Tours Inc. (A Development Stage Company) as of March 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on February 27, 2013 through March 31, 2014. American Riding Tours Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Riding Tours Inc. (A Development Stage Company) as of March 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on February 27, 2013 through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 27, 2014

50 S. Jones Blvd, Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

American Riding Tours, Inc.

(A Development Stage Company)

Balance Sheet

(Audited)

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 1,507	$ 2,500
Prepaid expense	-	10,000
Total current assets	1,507	12,500

TOTAL ASSETS	$ 1,507	$ 12,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,000	$ -
Due to related party	500	-
Total current liabilities	3,500	-

Stockholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares	200	200
authorized, 200,000 and 200,000 issued and outstanding as of
3/31/2014 and 3/31/2013, respectively
Series B Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
3/31/2014 and 3/31/2013
Series C Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
3/31/2014 and 3/31/2013
Common stock, $0.001 par value, 185,000,000 shares	3,300	3,000
authorized, 3,300,000 and 3,000,000 issued and
outstanding as of 3/31/2014 and 3/31/2013, respectively
Additional paid-in capital	22,500	19,800
Deficit accumulated during development stage	(27,993)	(10,500)
Total stockholders' equity	(1,993)	12,500
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 1,507	$ 12,500

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

(A Development Stage Company)

Statement of Operations

(Audited)

	For the year ended March 31, 2014	From February 27, 2013 (inception) to March 31, 2013	From February 27, 2013 (inception) to March 31, 2014
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	17,493	500	17,993
Total expenses	17,493	500	17,993

Net loss from operations	(17,493)	(500)	(17,993)

Other income (expenses):
Beneficial conversion feature of
convertible preferred stock	-	(10,000)	(10,000)
Total other income (expenses)	-	(10,000)	(10,000)

Net income (loss) applicable to common shareholders	$ (17,493)	$ (10,500)	$ (27,993)

Weighted average number of common	3,004,932	3,000,000
shares outstanding- basic

Net loss per share	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

(Audited)

						Deficit
						Accumulated
						During
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, February 27, 2013	-	-	-	-	-	-	-

February 27, 2013 Founders' shares issued for cash at $0.001 per share	-	-	3,000,000	3,000	-	-	3,000

March 29, 2013 Series A Preferred shares issued for cash at $0.05 per share	200,000	200	-	-	9,800	-	10,000

Deemed interest from beneficial conversion feature on Series A preferred stock	-	-	-	-	10,000	-	10,000

Net loss	-	-	-	-	-	(10,500)	(10,500)

Balance, March 31, 2013	200,000	200	3,000,000	3,000	19,800	(10,500)	12,500

March 26, 2014 Common shares issued for cash at $0.01 per share	-	-	300,000	300	2,700	-	3,000

Net loss	-	-	-	-	-	(17,493)	(17,493)

Balance, March 31, 2014	200,000	200	3,300,000	3,300	22,500	(27,993)	(1,993)

The accompanying notes are an integral part of these financial statements.

F-4

American Riding Tours, Inc.

(A Development Stage Company)

Statement of Cash Flows

(Audited)

	For the year ended March 31, 2014	From February 27, 2013 (inception) to March 31, 2013	From February 27, 2013 (inception) to March 31, 2014
OPERATING ACTIVITIES
Net loss	$ (17,493)	$ (10,500)	$ (27,993)
Adjustment to reconcile net loss to net cash
used by operating activities:
Beneficial conversion feature expense	-	10,000	10,000
Changes in operating assets and liabilities:
Accounts payable	3,000	-	3,000
Prepaid expense	10,000	(10,000)	-
Cash (used) by operating activities	(4,493)	(10,500)	(14,993)

FINANCING ACTIVITIES
Sale of preferred stock	-	10,000	10,000
Sale of common stock	3,000	3,000	6,000
Due to related party	500	-	500
Net cash provided by financing activities	3,500	13,000	16,500

NET INCREASE IN CASH	(993)	2,500	1,507
CASH - BEGINNING OF THE PERIOD	2,500	-	-
CASH - END OF THE PERIOD	$ 1,507	$ 2,500	$ 1,507

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions:
Beneficial conversion expense	-	10,000	10,000

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

NOTE 1. General Organization and Business

The Company was organized on February 27, 2013 (Date of Inception) under the laws of the State of Nevada, as American Riding Tours, Inc., and is a Development Stage Company. The Company plans offer motorcycle riding tours throughout the Southwestern United States.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements and accompanying notes are prepared under full accrual of accounting in accordance with generally accepted accounting principles of the United States of America ("US GAAP").

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition

The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to March 31, 2014, the Company not recognized any revenues.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Fixed Assets

Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

Year-end

The Company has selected March 31 as its year-end.

Advertising

Advertising is expensed when incurred. There have been no advertising costs incurred during the current period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company is a development stage company with no history of operations, limited assets, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings. There is no assurance that the Company will be successful in raising additional funds.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

NOTE 4 - Stockholders' Equity and Contributed Capital

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series A preferred stock, of which 200,000 shares are issued and outstanding. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot not convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

On March 29, 2013, the Company issued 200,000 shares of its series A preferred stock to shareholders in exchange for cash of $10,000. Each share of the Series A Convertible Preferred Stock can be exchanged for one hundred (100) shares of Common Stock of the corporation. This Series A preferred stock was issued with a beneficial conversion feature totaling $10,000. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital. If the issued and outstanding preferred stock were to be converted into common stock, and each beneficial owner held less than 4.9% of the stock, the common stock would be increased by 20,000,000 shares.

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series B preferred stock, of which no shares are issued and outstanding. The designation of these shares have yet to be determined by the Board of Directors.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C preferred stock, of which no shares are issued and outstanding. The designation of these shares have yet to be determined by the Board of Directors.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 3,300,000 shares are issued and outstanding.

On February 27, 2013, the Company issued 3,000,000 shares of its Common Stock to a founder for cash of $3,000.

On March 26, 2014, the Company issued 300,000 shares of its Common Stock to approximately 31 shareholders for cash of $3,000.

As of March 31, 2014, there have been no stock options or warrants granted.

NOTE 5. Related Party Transactions

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

On February 27, 2013, the Company issued 3,000,000 shares of its Common Stock to a founder for cash of $3,000.

On April 22, 2013 an officer loaned the Company $500 for audit fees. As of March 31, 2014, $500 of this loan remained due. The loan bears no interest and is due upon demand.

NOTE 6. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

As of March 31, 2014, the Company had net operating loss carry forwards of $17,493 that may be available to reduce future years' taxable income through 2014. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2014 and March 31, 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$6,123	$175
Less: valuation allowance	(6,123)	(175)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of March 31, 2014 was $6,123, as compared to $175 for the previous year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2014.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	- %

At March 31, 2014, we had an unused net operating loss carryover approximating $17,993 that is available to offset future taxable income which expires beginning 2030.

American Riding Tours, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

NOTE 7. Operating Leases and Other Commitments

The Company has no lease.

NOTE 8. Earnings per Share

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents were determined to be antidilutive.

Calculation of net income (loss) per share is as follows:

	March 31, 2014	March 31, 2013

Net loss (numerator)	($17,493)	($10,500)

Weighted Average Common Shares Outstanding	3,004,932	3,000,000

Basic Loss per Share	$(0.01)	$(0.00)

NOTE 9. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 10. Legal Proceedings

The Company is not currently involved in any legal proceedings at this time.

NOTE 11. Subsequent Events

The Company has evaluated subsequent events through the filing date of the financial statements with no subsequent events to report.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T). Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of March 31, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2014 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) inadequate segregation of duties consistent with control objectives..

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Positions and Offices Held
Edward Zimmerman III	35	President, Secretary and Director

B. Work Experience

Edward Zimmerman III, Director, President, CEO/CFO, Secretary

Edward C. Zimmerman III brings to American Riding Tours, Inc. over six years of experience in the travel and tourism industry. Further, Mr. Zimmerman has been a licensed motorcyclist for four years, and has been a Competition level member in good standing of the American Motorcyclist Association (“AMA”) for the same. Additionally, he has experience as a former CEO of reporting companies. It is this background that led to the conclusion that Mr. Zimmerman should serve as director of the Company.

Mr. Zimmerman has served as the Company's director, president, and secretary since inception, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience:

Edward C. Zimmerman III - Work Background

American Riding Tours, Inc.

Las Vegas, Nevada

President and Tour Director

February 2013-Present

Law Offices of Thomas C. Cook, Ltd.

Las Vegas, Nevada

Law Clerk

March 2002-Present

National Filing Agents, Inc.

Las Vegas, Nevada

President. Company providing EDGAR file services

December 2002-October 2007

EZ Travel, Inc.

Las Vegas, Nevada

President and Travel Counselor

December 2001-March 2003

Ambassador Travel

Las Vegas, NV

Manager and Travel Counselor

1998 - 2002

 Education:

Bonanza High School

Las Vegas, Nevada

Diploma, 1996

Heritage College

Las Vegas, Nevada

Diploma Travel & Tourism, 1998

(b) Involvement in Certain Legal Proceedings.

Our director, executive officer and control person have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of one member. Our director serves one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to American Riding Tours, Inc.. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the American Riding Tours, Inc. shares, unless the transaction is approved by American Riding Tours's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of American Riding Tours, Inc.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended March 31, 2014, for our Chief Executive Officer, who was appointed on February 27, 2013.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by American Riding Tours, Inc. for the last completed fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)	All Other Compensation ($)	Total ($)

						Compen-
	Principal	Year	Salary	Bonus	Awards	sation	Total
Name	Position	Ending	($)	($)	($)	($)	($)

Edward Zimmerman III	CEO/Dir.	2014	0	0	0*	0	0
		2013	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at June 30, 2014.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end March 31, 2013 and March 31, 2014.

Outstanding Equity Awards at Fiscal Year-Ending March 31, 2014

We did not have any outstanding equity awards as of March 31, 2014.

Option Exercises for Fiscal Year-Ending March 31, 2014

There were no options exercised by our named executive officer in fiscal years ending March 31, 2013 and March 31, 2014.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2013 or March 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on June 30, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 30, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of American Riding Tours, Inc.'s common stock.

The percentages below are calculated based on 3,300,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)	PERCENT OF CLASS AFTER CONVERSION(2)
Common Stock	Edward Zimmerman III (3)	3,000,000	90.9%	12.9%

Ownership upon conversion of Shareholders'
preferred stock

Common Stock	MVS, Inc. (4)	20,000,000	0.0%	85.8%
Preferred Stock	MVS, Inc.(4)	200,000	100%	100%

DIRECTORS AND OFFICERS AS A GROUP
	(1 person)	3,000,000	90.9%	12.9%

(1)     Percent of Class based on 3,300,000 shares before conversion of registered preferred stock.

(2)     Percent of Class based on 23,300,000 shares after conversion of the 200,000 registered preferred stock.

(3)     Edward Zimmerman III, 848 N. Rainbow Blvd., #136, Las Vegas, NV 89107.

(4)     MVS, Inc., 647 Apollo Ave., Henderson, NV 89002. Mark Strout is beneficial owner who exercises the sole voting and dispositive powers with respect to the shares owned and has the ultimate voting control over the shares held this entity.

If MVS, Inc. converts their registered preferred stock to common stock, they will own 86.9% of our common stock. This would result in a change of control of the Company.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Edward Zimmerman III, our sole officer/director is also our primary shareholder. Our sole officer/director controls 3,000,000 shares of our common stock, or 100% of our outstanding common stock.

The Company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

On April 22, 2013, Mr. Zimmerman, our sole officer/director loaned the Company $500 for audit fees. As of June 30, 2014, $500 of this loan remained due. The loan bears no interest and is due upon demand.

Our sole officer and director, Mr. Edward Zimmerman III can be considered a promoter of American Riding Tours in consideration of his participation and managing of the business of the company since its incorporation.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs, 50 South Jones Blvd., Suite 202, Las Vegas, NV 89107 served as our principal independent public accountants for the fiscal years ending May 31, 2013 and March 31, 2014. Aggregate fees billed to us for the years ended May 31, 2013 and March 31, 2014 were as follows:

	For Year Ended March 31,	For the Year Ended March 31,
	2014	2013
(1) Audit Fees (1)	$6,000	$ -
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending March, 2014, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	6/30/2013	3.1	09/20/2013
3.2	Bylaws, as currently in effect		S-1	6/30/2103	3.2	09/20/2013
23.1	Consent of Seale & Beers, CPAs	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Riding Tours, Inc. Registrant

Date: June 30, 2014	/s/ Edward Zimmerman III
Name: Edward Zimmerman III
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Zimmerman III (Edward Zimmerman III)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 30, 2014