Form 10-Q
period 2014-12-31
American Riding Tours Inc
filed 2015-02-03
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

There were 3,300,000 shares of Common Stock outstanding as of February 3, 2015.

Table of Contents

American Riding Tours Inc.

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2014

Part I. Financial Information

Item 1. Financial Statements

American Riding Tours, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 1,507
Total current assets	-	1,507

TOTAL ASSETS	$ -	$ 1,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ 3,000
Due to related party	8,493	500
Total current liabilities	8,493	3,500

Stockholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares	200	200
authorized, 200,000 and 200,000 issued and outstanding as of
12/31/2014 and 3/31/2014, respectively
Series B Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
12/31/2014 and 3/31/2014
Series C Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
12/31/2014 and 3/31/2014
Common stock, $0.001 par value, 185,000,000 shares	3,300	3,300
authorized, 3,300,000 and 3,300,000 issued and
outstanding as of 12/31/2014 and 3/31/2014, respectively
Additional paid-in capital	22,500	22,500
Retained deficit	(34,493)	(27,993)
Total stockholders' equity	(8,493)	(1,993)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ -	$ 1,507

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the nine months ended December 31, 2014	For the nine months ended December 31, 2013
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General & administrative	1,500	1,500	6,500	4,500
Total expenses	1,500	1,500	6,500	4,500

Net loss from operations	(1,500)	(1,500)	(6,500)	(4,500)

Other income (expenses):
Beneficial conversion feature of
convertible preferred stock	-	-	-	-
Total other income (expenses)	-	-	-	-

Net income (loss) applicable to common shareholders	$ (1,500)	$ (1,500)	$ (6,500)	$ (4,500)

Weighted average number of common	3,300,000	3,000,000	3,300,000	3,000,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31, 2014	For the nine months ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (6,500)	$ (4,500)
Adjustment to reconcile net loss to net cash
used by operating activities:
Beneficial conversion feature expense	-	-
Changes in operating assets and liabilities:
Accounts payable	(3,000)	1,500
Prepaid expense	-	-
Cash (used) by operating activities	(9,500)	(3,000)

FINANCING ACTIVITIES
Sale of preferred stock	-	-
Sale of common stock	-	-
Due to related party	7,993	500
Net cash provided by financing activities	7,993	500

NET INCREASE IN CASH	(1,507)	(2,500)
CASH - BEGINNING OF THE PERIOD	1,507	2,500
CASH - END OF THE PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non-cash transactions:
Beneficial conversion expense	-	-

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Notes to the Condensed Interim Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements. The results of operations for the period ended December 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $34,493 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

American Riding Tours, Inc.

Notes to the Condensed Interim Financial Statements

December 31, 2014

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

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The pending content resulting from the issuance of ASU 2014-10 eliminates inception-to-date presentation and other disclosure requirements in ASC Topic 915 for entities previously considered development stage entities. Early adoption is permitted, and the Company has elected to make an early adoption of ASU 2014-10.

The Company's management has evaluated all other recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

On April 22, 2013 an officer loaned the Company $500 for audit fees. On June 27, 2014 an officer loaned the Company an additional $1,993 for audit fees. On October 23, 2014 an officer loaned the Company an additional $6,000 for audit fees. As of December 31, 2014, $8,493 of this loan remained due. The loan bears no interest and is due upon demand.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

RESULTS OF OPERATIONS

For the quarter ending December 31, 2014, the Company recognized no revenues. For the quarter ending December 31, 2014, the Company incurred total operating expenses of $1,500, which consists of $1,500 in general and administrative costs. This compares to operating expenses of $1,500, consisting of $1,500 in general and administrative costs for the same period last year. The net loss from operations for the quarter ending December 31, 2014 was $(1,500) or $(0.00) per common share basic and diluted, as compared to $(1,500) or $(0.00) per common share basic and diluted for the same period last year.

For the nine months ending December 31, 2014, the Company recognized no revenues. For the nine months ending December 31, 2014, the Company incurred total operating expenses of $6,500, which consists of $6,500 in general and administrative costs. This compares to operating expenses of $4,500, consisting of $4,500 in general and administrative costs for the same period last year. The net loss from operations for the nine ending December 31, 2014 was $(6,500) or $(0.00) per common share basic and diluted, as compared to $(4,500) or $(0.00) per common share basic and diluted for the same period last year.

During the nine month period ending December 31, 2014, the Company used net cash of $(9,500) in operations, used $0 in investing activities; and generated $7,993 in cash from financing activities, as compared to using net cash of $(3,000) in operations, $0 from investing activities and generating $500 in cash from financing activities for the same period last year.

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

Liquidity and Capital Resources

As of December 31, 2014, American Riding Tours had $0 in cash and cash equivalents for total current assets of $0, and total assets of $0. As of December 31, 2014, American Riding Tours had total current liabilities of $8,493.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product services when (i) persuasive evidence of the arrangement exists, (ii) services have occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from December 27, 2013 (inception) to December 31, 2014, the Company recognized no revenues.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending December 31, 2014, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending December 31, 2014.

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

Date: February 3, 2015

American Riding Tours Inc.
Registrant
By: /s/ Edward Zimmerman III
Edward Zimmerman III Director and CEO (principal executive, financial and accounting officer)