Form 10-K
period 2015-03-31
American Riding Tours Inc
filed 2015-07-14
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at July 14, 2015, computed by reference to market price on July 14, 2015 (date of effectiveness), was $42,000.

There were 3,300,000 shares of Common Stock issued and outstanding as of July 14, 2015.

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

We are a small, start-up company that has not generated any revenues and has no current contracts for tours in place. Since our inception on February 27, 2013 through March 31, 2015, we did not generate any revenues and we had a net loss from operations of $25,743 and a net loss applicable to common stockholders of $36,243. Based on the small size of our Company, management views that it requires funding for two separate areas of the company’s business. This first includes funding to build the actual business operations of the Company and the second concerns the paying for the legal and accounting expenses to keep the Company full reporting.

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

Where we need to use independent contractors as tour operators, they will be paid $25 per hour of conducting the tour. Fuel will also be reimbursed. Expenses paid on behalf of tour participants include park entrance fees ($3-$25), depending on National Park visited, or $15 Hoover Dam Powerplant Tour), specified meals (estimated $15 per person for breakfast, $20 per person for lunch, $30 per person for dinner), and hotel accommodations (Maswik Lodge $90.25 per room).

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

Our financial statements included with this Annual Report for the year ended March 31, 2015, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended March 31, 2015. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business plans. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for March 31, 2015. For the period from inception (February 27, 2013), we experienced an operating net loss of $(25,743), and when we include the beneficial conversion feature of our Convertible Preferred stock our net loss applicable to common shareholder was $(10,000). We have no cash on hand. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to develop and expand our operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. Our long-term financing needs we will need to raise approximately $100,000, which are necessary to continue operations and to implement our plan of operations. Management anticipates we have a short-term burn rate of approximately $800 per month. We will require $10,000 this year and $12,000 per year going forward to cover the costs of being a public company. Further, management believes to continue operations and to implement our plan of operations, we will need to raise approximately $100,000 over a two year period. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

4. THERE IS AN OUTSTANDING RELATED PARTY LOAN FROM OUR SOLE OFFICER/DIRECTOR FOR $8,493, THAT CAN BE CALLED UPON DEMAND, AT ANY TIME, WHICH COULD HURT OUR FINANCIAL STATUS.

Edward Zimmerman III, our sole officer and director has the right to demand payment of his related party loan(s) to us at any time. As of March 31, 2015, Mr. Zimmerman has a related party loan with us for $8,493. This loan is unsecured, payable on demand and bears no interest. If in the future, we may be unable to pay-off this loan, and if Mr. Zimmerman demands payment for the funds that he has loaned to us, based on no cash reserves, we may cease to exist and an investor could lose their entire investment.

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

13. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of July 14, 2015, our sole officer/director owns 90% of our outstanding common stock. He will be able to elect all of the directors and continue to control American Riding Tours. Additionally, our registered preferred stock shareholder owns 200,000 preferred shares that can be converted into 20,000,000 common shares or 86.9% or the outstanding shares.

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

17. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

We will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in fiscal year 2015-2016. We project that the total incremental operating expenses of being a public company will be approximately $12,000 for fiscal year 2015-2016. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 14 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

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

As of March 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

No matters were submitted to the shareholders for the period ending March 31, 2015.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

There are have limited trades of the Company’s stock, since it was listed on the OTC-BB on May 13, 2014 under the stock symbol AMRD. There are no assurances that an active market will ever develop for the Company's stock.

Year ended March 31, 2015	High	Low
First Quarter	$2.10	$0.01
Second Quarter	$2.10	$0.14
Third Quarter	$0.15	$0.14
Fourth Quarter	$0.15	$0.15

Year ended March 31, 2014	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

(b) Holders of Common Stock

As of July 14, 2015, there are approximately thirty-two (32) holders of record of our Common Stock and one holders of our Preferred Stock.

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

We did not repurchase any of our equity securities during the year ended March 31, 2015.

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

RESULTS OF OPERATIONS

For the fiscal year ending March 31, 2015, the Company recognized no revenues. For the for the fiscal year ending March 31, 2015, the Company incurred total operating expenses of $8,250, as compared to $17,493 for the same period last year. For the fiscal year ending March 31, 2015, the Company had a loss from operations of $(8,250) or $(0.01) per common share basic and diluted, as compared to a loss from operations of $(17,493) or $(0.01) per common share basic and diluted for the same period last year.

During the period ending March 31, 2015, the Company used net cash of $(9,500) in operations, and generated $7,993 cash from financing activities. This compares for the period ending March 31, 2014, where the Company used net cash of $(4,493) in operations and generated $3,500 cash from financing activities.

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

We have no plans to conduct any research, nor development based on the nature of our business.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of July 14, 2015, we have one employee who also serves as officer/director. We are dependent upon our sole officer our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, American Riding Tours, Inc. had $0 in cash and cash equivalents for total current assets of $0. At the same date, American Riding Tours, Inc. had total current liabilities of $10,243.

For the fiscal year ending March 31, 2015, the Company had no revenues. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to March 31, 2015, the Company has not recognized any revenues.

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

Item 8. Financial Statements and Supplementary Data.

American Riding Tours, Inc.

Financial Statements

Seale & Beers, CPAs

Certified Public Accountants

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Riding Tours, Inc.

We have audited the accompanying balance sheets of American Riding Tours, Inc. as of March 31, 2015, and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015. American Riding Tours, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Riding Tours, Inc. as of March 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 25, 2015

American Riding Tours, Inc.

Balance Sheet

(Audited)

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ -	$ 1,507
Total current assets	-	1,507

TOTAL ASSETS	$ -	$ 1,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,750	$ 3,000
Due to related party	8,493	500
Total current liabilities	10,243	3,500

Stockholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares	200	200
authorized, 200,000 and 200,000 issued and outstanding as of
3/31/2015 and 3/31/2014, respectively
Series B Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
3/31/2015 and 3/31/2014
Series C Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
3/31/2015 and 3/31/2014
Common stock, $0.001 par value, 185,000,000 shares	3,300	3,300
authorized, 3,300,000 and 3,300,000 issued and
outstanding as of 3/31/2015 and 3/31/2014, respectively
Additional paid-in capital	22,500	22,500
Accumulated deficit	(36,243)	(27,993)
Total stockholders' equity	(10,243)	(1,993)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ -	$ 1,507

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Statement of Operations

(Audited)

	For the year ended March 31, 2015	For the year ended March 31, 2014
Revenue	$ -	$ -

Operating expenses:
General & administrative	8,250	17,493
Total expenses	8,250	17,493

Net loss from operations	(8,250)	(17,493)

Net income (loss) applicable to common shareholders	$ (8,250)	$ (17,493)

Weighted average number of common	3,300,000	3,004,932
shares outstanding- basic

Net loss per share	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Statement of Stockholders’ Equity

(Audited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Inception, February 27, 2013	-	-	-	-	-	-	-

February 27, 2013 Founders' shares issued for cash at $0.001 per share	-	-	3,000,000	3,000	-	-	3,000

March 29, 2013 Series A Preferred shares issued for cash at $0.05 per share	200,000	200	-	-	9,800	-	10,000

Deemed interest from beneficial conversion feature on Series A preferred stock	-	-	-	-	10,000	-	10,000

Net loss	-	-	-	-	-	(10,500)	(10,500)

Balance, March 31, 2013	200,000	200	3,000,000	3,000	19,800	(10,500)	12,500

March 26, 2014 Common shares issued for cash at $0.01 per share	-	-	300,000	300	2,700	-	3,000

Net loss	-	-	-	-	-	(17,493)	(17,493)

Balance, March 31, 2014	200,000	200	3,300,000	3,300	22,500	(27,993)	(1,993)

Net loss	-	-	-	-	-	(8,250)	(8,250)

Balance, March 31, 2015	200,000	200	3,300,000	3,300	22,500	(36,243)	(10,243)

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Statement of Cash Flows

(Audited)

	For the year ended March 31, 2015	For the year ended March 31, 2014
OPERATING ACTIVITIES
Net loss	$ (8,250)	$ (17,493)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,250)	3,000
Prepaid expense	-	10,000
Cash (used) by operating activities	(9,500)	(4,493)

FINANCING ACTIVITIES
Sale of common stock	-	3,000
Due to related party	7,993	500
Net cash provided by financing activities	7,993	3,500

NET INCREASE IN CASH	(1,507)	(993)
CASH - BEGINNING OF THE PERIOD	1,507	2,500
CASH - END OF THE PERIOD	$ -	$ 1,507

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2015

(Audited)

NOTE 1. General Organization and Business

The Company was organized on February 27, 2013 (Date of Inception) under the laws of the State of Nevada, as American Riding Tours, Inc. The Company plans offer motorcycle riding tours throughout the Southwestern United States.

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

Revenue recognition

The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to March 31, 2015, the Company not recognized any revenues.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2015

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

Notes to Financial Statements

March 31, 2015

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

Notes to Financial Statements

March 31, 2015

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

As of March 31, 2015, there have been no stock options or warrants granted.

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

On April 22, 2013 an officer loaned the Company $500 for audit fees. On June 27, 2014 an officer loaned the Company an additional $1,993 for audit fees. On October 23, 2014 an officer loaned the Company an additional $6,000 for audit fees. As of March 31, 2015, $8,493 of this loan remained due. The loan bears no interest and is due upon demand.

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

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2015

(Audited)

As of March 31, 2015, the Company had net operating loss carry forwards of $36,243 that may be available to reduce future years' taxable income through 2015. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operation losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2015 and March 31, 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$2,888	$6,123
Less: valuation allowance	(2,888)	(6,123)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of March 31, 2015 was $2,888, as compared to $6,123 for the previous year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	- %

At March 31, 2015, we had an unused net operating loss carryover approximating $36,243 that is available to offset future taxable income which expires beginning 2030.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2015

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

Calculation of net income (loss) per share is as follows:

	March 31, 2015	March 31, 2014

Net loss (numerator)	$(8,250)	$(17,493)

Weighted Average Common Shares Outstanding	3,300,000	3,004,932

Basic Loss per Share	$(0.00)	$(0.01)

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of March 31, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2015 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) inadequate segregation of duties consistent with control objectives..

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Positions and Offices Held
Edward Zimmerman III	36	President, Secretary and Director

B. Work Experience

Edward Zimmerman III, Director, President, CEO/CFO, Secretary

Edward C. Zimmerman III brings to American Riding Tours, Inc. over six years of experience in the travel and tourism industry. Further, Mr. Zimmerman has been a licensed motorcyclist for five years, and has been a Competition level member in good standing of the American Motorcyclist Association (“AMA”) for the same. Additionally, he has experience as a former CEO of reporting companies. It is this background that led to the conclusion that Mr. Zimmerman should serve as director of the Company.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended March 31, 2015, for our Chief Executive Officer, who was appointed on February 27, 2013.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by American Riding Tours, Inc. for the last completed fiscal years.

Summary Compensation Table

						Compen-
	Principal	Year	Salary	Bonus	Awards	sation	Total
Name	Position	Ending	($)	($)	($)	($)	($)

Edward Zimmerman III	CEO/Dir.	2015	0	0	0*	0	0
		2014	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at July 14, 2015.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end March 31, 2014 and March 31, 2015.

Outstanding Equity Awards at Fiscal Year-Ending March 31, 2015

We did not have any outstanding equity awards as of March 31, 2015.

Option Exercises for Fiscal Year-Ending March 31, 2015

There were no options exercised by our named executive officer in fiscal years ending March 31, 2014 and March 31, 2015.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2014 or March 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on July 14, 2015 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 14, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of American Riding Tours, Inc.'s common stock.

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

On April 22, 2013 an officer loaned the Company $500 for audit fees. On June 27, 2014 an officer loaned the Company an additional $1,993 for audit fees. On October 23, 2014 an officer loaned the Company an additional $6,000 for audit fees. As of March 31, 2015, $8,493 of this loan remained due. The loan bears no interest and is due upon demand.

Our sole officer and director, Mr. Edward Zimmerman III can be considered a promoter of American Riding Tours in consideration of his participation and managing of the business of the company since its incorporation.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs, 8250 W. Charleston Blvd.., Suite 100, Las Vegas, NV 89117 served as our principal independent public accountants for the fiscal years ending March 31, 2014 and March 31, 2015. Aggregate fees billed to us for the years ended May 31, 2014 and March 31, 2015 were as follows:

	For Year Ended March 31,	For the Year Ended March 31,
	2015	2014
(1) Audit Fees (1)	$6,000	$6,000
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending March, 2015, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

American Riding Tours, Inc. Registrant

Date: July 14, 2015	/s/ Edward Zimmerman III
Name: Edward Zimmerman III
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Zimmerman III Edward Zimmerman III	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	July 14, 2015