Form 10-Q
period 2015-09-30
American Riding Tours Inc
filed 2016-04-05
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 3,300,000 shares of Common Stock outstanding as of April 1, 2016.

Table of Contents

American Riding Tours Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2015

Part I. Financial Information

Item 1. Financial Statements

American Riding Tours, Inc.

Condensed Balance Sheets

	September 30, 2015	March 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,375	$ 1,750
Due to related party	13,743	8,493
Total current liabilities	16,118	10,243

Stockholders' equity:
Series A Preferred stock, $0.001 par value, 5,000,000 shares	200	200
authorized, 200,000 and 200,000 issued and outstanding as of
9/30/2015 and 3/31/2015, respectively
Series B Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
9/30/2015 and 3/31/2015
Series C Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding as of
9/30/2015 and 3/31/2015
Common stock, $0.001 par value, 185,000,000 shares	3,300	3,300
authorized, 3,300,000 and 3,300,000 issued and
outstanding as of 9/30/2015 and 3/31/2015, respectively
Additional paid-in capital	22,500	22,500
Accumulated deficit	(42,118)	(36,243)
Total stockholders' equity	(16,118)	(10,243)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

American Riding Tours, Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the six months ended September 30, 2015	For the six months ended September 30, 2014
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General & administrative	1,500	1,500	5,875	5,000
Total expenses	1,500	1,500	5,875	5,000

Net loss from operations	(1,500)	(1,500)	(5,875)	(5,000)

Net loss applicable to common shareholders	$ (1,500)	$ (1,500)	$ (5,875)	$ (5,000)

Weighted average number of common	3,300,000	3,300,000	3,300,000	3,300,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

American Riding Tours, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended September 30, 2015	For the six months ended September 30, 2014
OPERATING ACTIVITIES
Net loss	$ (5,875)	$ (5,000)

Changes in operating assets and liabilities:
Accounts payable	625	1,500
Net Cash used by operating activities	(5,250)	(3,500)

FINANCING ACTIVITIES
Due to related party	5,250	1,993
Net cash provided by financing activities	5,250	1,993

NET INCREASE IN CASH	-	(1,507)
CASH - BEGINNING OF THE PERIOD	-	1,507
CASH - END OF THE PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

American Riding Tours, Inc.

Notes to the Condensed Interim Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $42,118 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

American Riding Tours, Inc.

Notes to the Condensed Interim Financial Statements

September 30, 2015

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

On April 22, 2013 an officer loaned the Company $500 for audit fees. On June 27, 2014 an officer loaned the Company an additional $1,993 for audit fees. On October 23, 2014 an officer loaned the Company an additional $6,000 for audit fees. On July 1, 2015 an officer loaned the Company an additional $5,250 for audit fees. As of September 30, 2015, $13,743 of this loan remained due. The loan bears no interest and is due upon demand.

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

NOTE 5 - SUBSEQUENT EVENTS

On March 22, 2016, the Company underwent a change of control of ownership. Edward C. Zimmerman III, the sole officer and director entered into an agreement on March 1, 2016 whereby he sold his ownership of 3,000,000 control shares to First Harvest Financial, Inc. First Harvest Financial, Inc. paid cash consideration of six thousand ($6,000) for the 3,000,000 control shares. The terms of this agreement were fulfilled on March 22, 2016.

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

History and Organization

We were incorporated on February 27, 2013 as American Riding Tours, Inc., a Nevada corporation. We consider ourselves to be a shell company. Activities to date have been limited primarily to organization, initial capitalization and establishing administrative offices in Las Vegas, Nevada. As of the date of this quarterly report, the Company has obtained a website domain, developed its business plan and established administrative offices.

We have purchased our website, www.americanridingtours.com, which is still under construction. We want to develop this website to serve as a marketing tool to advertise our motorcycle tours to prospective clients. To date, we have not provided any motorcycle tours and we do not own any equipment necessary to provide any motorcycle tours.

Business of Issuer

American Riding Tours intends to offer on-road tours. Motorcycle roads of Las Vegas can be found in short distance to areas of the Northwest Mountains, Hoover Dam, Valley of Fire, Mining Towns, and Zion National Park. Based on the distance to be travelled, we plan to price the tours between $200-400. Riders looking for short overnights, we plan to offer several affordable multiday trips to the Grand Canyon and roads of Southern California starting at $300 per day. Additionally, we plan to provide custom tours built from the ground up going to geological areas of the Southwest. We plan to provide participants with a Bluetooth headset to use during the tour in order to communicate with their guide, as well as maps and detailed information on the areas being visited. No additional rental equipment will be required. Participants must provide their own motorcycle and riding gear, which may be rented through local rental companies.

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

RESULTS OF OPERATIONS

For the quarter ending September 30, 2015, the Company recognized no revenues. For the for the three months ending September 30, 2015, the Company incurred total operating expenses of $1,500, compared to operating expenses of $1,500 for the same period last year. The net loss from operations for the three months ending September 30, 2015 was $(1,500) or $(0.00) per common share basic and diluted, as compared to $(1,500) or $(0.00) per common share basic and diluted for the same period last year.

For the for the six months ending September 30, 2015, the Company incurred total operating expenses of $5,875, compared to operating expenses of $5,000 for the same period last year. The net loss from operations for the six months ending September 30, 2015 was $(5,875) or $(0.00) per common share basic and diluted, as compared to $(5,000) or $(0.00) per common share basic and diluted for the same period last year.

During the six month period ending September 30, 2015, the Company used net cash of $(5,250) in operations, used $0 in investing activities; and generated $5,250 in cash from financing activities, as compared to using net cash of $(3,500) in operations, $0 from investing activities and generating $1,993 in cash from financing activities for the same period last year.

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

Liquidity and Capital Resources

As of September 30, 2015, American Riding Tours had $0 in cash and cash equivalents for total current assets of $0, and total assets of $0. As of September 30, 2015, American Riding Tours had total current liabilities of $16,118.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of September 30, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending September 30, 2015, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending September 30, 2015.

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

Date: April 4, 2016

American Riding Tours Inc.
Registrant
By: /s/ Edward C. Zimmerman III
Edward C. Zimmerman III Director and CEO (principal executive, financial and accounting officer)