Form 10-K
period 2016-03-31
American Riding Tours Inc
filed 2016-07-14
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting common equity held by non-affiliates as of September 30, 2015, based on the closing sales price of the common stock as reported by the OTC Markets was $97,500. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

There were 4,929,000 shares of Common Stock issued and outstanding as of July 13, 2016.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital;
•	inability to identify new customers;
•	deterioration in general or regional economic, market and political conditions;
•	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
•	changes in U.S. generally accepted accounting principles (“GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	our ability to recruit and hire key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

In this form 10-K references to "American Riding Tours", "the Company", "we," "us," and "our" refer to American Riding Tours, Inc.

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

PART I

ITEM 1. BUSINESS

History and Organization

We were incorporated on February 27, 2013 as American Riding Tours, Inc., a Nevada corporation. Our principal executive offices are located at 848 N. Rainbow, Suite 136, Las Vegas, NV 89107 and our telephone number is (702) 277-5916.

We consider ourselves to be a shell company. Activities to date have been limited primarily to organization, initial capitalization and establishing administrative offices in Las Vegas, Nevada. To date, we have not provided any motorcycle tours and we do not own any equipment necessary to provide any motorcycle tours.

We have purchased rights to our website, www.americanridingtours.com, which is still under construction. We want to develop this website to serve as a marketing tool to advertise our motorcycle tours to prospective clients. Information contained in or accessible through our website does not constitute part of this Annual Report.

Implications of Being an “Emerging Growth Company”

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any Public Company Accounting Oversight Board (“PCAOB”) rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

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

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under the Securities and Exchange Commission’s (“SEC”) rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (“Securities Act”) or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Investors should be aware that we will be subject to the "Penny Stock" rules adopted by the SEC, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares. Please see the disclosures under "Penny Stock Regulations" on Page 23 of this Annual Report for more information.

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

We are a small, start-up company that has not generated any revenues and has no current contracts for tours in place. Since our inception on February 27, 2013 and through March 31, 2016, we did not generate any revenues and we had an accumulated deficit of $48,218. Based on the small size of our Company, management views that it requires funding for two separate areas of the Company’s business. This first includes funding to build the actual business operations of the Company and the second concerns the paying for the legal and accounting expenses to maintain our status as a fully reporting company.

Management does not believe we have sufficient funds to pay for legal and accounting expenses to maintain our status as a full reporting company for the next twelve (12) months. Based on this shortfall, management has agreed to contribute sufficient funds to the Company to keep it operational for the next twelve (12) months. Management has determined that an additional $100,000 will be needed to build its business operations to its full capacity. These funds will help finance the renting of additional office space, the hiring and training of additional employees, and the marketing efforts needed to fully launch our operations. In the meantime, management plans to initiate its business operations on a limited basis, by building a customer base and operating tours where it has the capacity to do so. There can be no assurance that the actual expenses incurred will not materially exceed our estimates in maintaining our fully reporting status. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in this Annual Report.

Tours to be Offered by the Company

American Riding Tours intends to offer on-road tours. Motorcycle roads of Las Vegas can be found in short distance to areas of the Northwest Mountains, Hoover Dam, Valley of Fire, Mining Towns, and Zion National Park. Based on the distance to be travelled, we plan to price the tours between $200-400. For riders looking for short overnights, we plan to offer several affordable multiday trips to the Grand Canyon and roads of Southern California starting at $300 per day. Additionally, we plan to provide custom tours built from the ground up going to geological areas of the Southwest. We plan to provide participants with a Bluetooth headset to use during the tour in order to communicate with their guide, as well as maps and detailed information on the areas being visited. No additional rental equipment will be required. Participants must provide their own motorcycle and riding gear, which may be rented through local rental companies.

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

Where we need to use independent contractors as tour operators, they will be paid $25 per hour. Fuel will also be reimbursed. Expenses paid on behalf of tour participants include park entrance fees (($3-$25), depending on National Park visited, or $15 Hoover Dam Powerplant Tour), specified meals (estimated $15 per person for breakfast, $20 per person for lunch, $30 per person for dinner), and hotel accommodations (Maswik Lodge $90.25 per room).

Intended tour destinations include, but at not limited to:

a) Mt. Charleston and Spring Mountains

This tour features the Spring Mountain Recreational Area, highlighted by the Mt. Charleston peak and local wildlife. Riders should dress warmly, bringing a sweatshirt or layered clothing even in most summer months, as the temperature is approximately 20 degrees cooler than in the Las Vegas Valley. The tour departs Las Vegas at 11:00 am and travels up the winding roads of the Humboldt-Toiyabe National Forest and into Lee Canyon, taking a brief rest at Desert Overlook. Then we continue through some of the best twisties in the area on the road connecting to Kyle Canyon. Ascending further, we stop for an included lunch at the Mt. Charleston Lodge, at an elevation of 7700 feet, surrounded by pine trees and log cabin homes with clear views of Mt. Charleston. Our tour continues down the Kyle Canyon, and skirts the western edge of the Las Vegas Valley on our way to the Red Rock Canyon. Park entrance fee is included, as we ride the Red Rock loop which features layered red sandstone. Tour duration is approximately 5 hours and cost is $200 per rider with an additional $100 fee per passenger or additional rider in same group.

b) Valley of Fire, Lake Mead and Hoover Dam

This tour leaves from Las Vegas at 9:00 am and begins with breakfast in Moapa Valley before entering the bright red rock formations of Valley of Fire. A complete loop of the park will be made, with photo opportunities, before continuing on with a ride through Lake Mead National Recreation Area. Twisted roads descend past Lake Mead and stop at Hoover Dam. An escorted tour of the dam is included, followed by a stop at a popular overlook for a different perspective of the dam. The tour continues to nearby Boulder City, where lunch will be provided. Afterwards, we will ride back into Las Vegas returning to our starting point. Tour duration is approximately 8 hours and cost is $400 rider per rider with an additional $200 fee per passenger or additional rider in same group.

c) Grand Canyon

This tour leaves Las Vegas at 7:00 am, stopping in the town of Kingman, Arizona for breakfast. We continue our ride on Interstate 40, taking a few excursions off to ride along portions of the famous Route 66, stopping for rest, photos and some shopping. We will continue until we reach the south rim of the Grand Canyon mid-afternoon, then we will check in to the Maswik Lodge, an included accommodations for the evening. The next morning we will explore the south rim of the Grand Canyon before riding back to Las Vegas. The 2 day tour is $600 per rider with an additional $400 fee per passenger or additional rider in same group.

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

The marketing strategy is simple and direct:

•	Consumers will be marketed through the Internet, magazines and other electronic and print media.

•	Targeted groups will be marketed by the branding of the American Riding Tours, Inc. name and logo through specific media channels focused direct marketing campaigns, electronic media, trade shows, industry publications, newspapers, and other industry specific events, as well as traditional distribution channels.

•	Joint Venture partnerships shall be secured that allow the Company’s tours to be offered to a large existing client base with defined needs (American Motorcycle Association (“AMA”), Motorcycle Clubs (“MCs”), etc.).

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

 Employees

The Company currently has no employees. All of the business operational functions are performed by our two officers and directors, Kevin Gillespie and Edward Zimmerman who perform all of the job functions for the Company. Messrs. Gillespie and Zimmerman plan to devote 8-10 hours per week of their time to our business.

i.	The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on Mr. Gillespie’s ability to develop a business strategy which will be successful for the Company.

ii.	The Company does not maintain key person life insurance on any of its personnel. The loss of the services of any of the Company’s executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

iii.	There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A. RISK FACTORS

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

Our financial statements included with this Annual Report for the year ended March 31, 2016, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended March 31, 2016. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business plans. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for March 31, 2016. For the period from inception (February 27, 2013), we experienced an accumulated deficit of $48,218. We have no cash on hand. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to develop and expand our operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. For our long-term financing needs we will need to raise approximately $100,000, which are necessary to continue operations and to implement our plan of operations. Management anticipates we have a short-term burn rate of approximately $800 per month. We will require $10,000 this year and $12,000 per year going forward to cover the costs of being a public company. Further, management believes to continue operations and to implement our plan of operations, we will need to raise approximately $100,000 over a two year period. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

4. THERE IS AN OUTSTANDING RELATED PARTY LOAN FROM AN OFFICER/DIRECTOR FOR $19,743 THAT CAN BE CALLED UPON DEMAND, AT ANY TIME, WHICH COULD HURT OUR FINANCIAL STATUS.

Edward Zimmerman III, our Chief Financial Officer, has the right to demand payment of his related party loan(s) to us at any time. As of March 31, 2016, Mr. Zimmerman has a related party loan with us for $19,743. This loan is unsecured, payable on demand and bears no interest. If in the future, we may be unable to pay-off this loan, and if Mr. Zimmerman demands payment for the funds that he has loaned to us, based on no cash reserves, we may cease to exist and an investor could lose their entire investment.

COMPANY RISK FACTORS

5. Our business relies ON Discretionary entertainment Spending and General Economic Conditions.

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

9. IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We have not identified any customers and we cannot guarantee we ever will have any customers for our tour business. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

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

We do not currently maintain any type of weather-related insurance. Due to the importance of clear visibility and safe driving conditions for a motorcycle tour, poor or seasonal weather changes could significantly affect our tour bookings. Any unanticipated weather changes could impact our ability to book tours. This could have a material adverse effect on our business, financial condition and results of operations.

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

Other issues and uncertainties may include:

•	New accounting pronouncements or changes in accounting policies;

•	Labor shortages that adversely affect our ability to employ entry level personnel; and

•	Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients.

13. OUR MANAGEMENT AND PREFERRED SHAREHOLDER CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of July 13, 2016, one shareholder owns 60.86% of our outstanding common stock. They will be able to elect all of the directors and continue to control American Riding Tours. Additionally, our four holders of registered preferred stock own 188,710 preferred shares that can be converted into 18,871,000 common shares, or 79.29% of our common stock on a fully diluted basis.

As a result, our controlling shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

a.	election of our board of directors;

b.	removal of any of our directors;

c.	amendment of our Articles of Incorporation or bylaws; and

d.	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these entities have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our preferred and common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company's common stock and will have minority voting rights. Investors will not have the ability to control either the vote of the Company's shareholders or Board of Directors.

14. BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our officers and directors will only be devoting limited time to our operations. Messrs. Gillespie and Zimmerman intend to devote approximately 8-10 hours per week to our business. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, our operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations. It is possible that the demands on our officers and directors from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. In addition, they may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.

15. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

We will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $15,000 of incremental operating expenses in fiscal year 2016. We project that the total incremental operating expenses of being a public company will be approximately $17,000 for fiscal year 2016. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

16. As a result of operating as a public company our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. There may be further increases if and when we are no longer an "emerging growth company". The Sarbanes-Oxley Act, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the SEC have imposed and will impose various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company." For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

For as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year ending after the fifth anniversary of the completion of the Company's initial offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934 (“Exchange Act”).

18. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million, we would cease to be an “emerging growth company” as of the next following December 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising funds in future offerings.

RISK FACTORS RELATING TO THE FUTURE SALES OUR PREFERRED AND COMMON STOCK

19. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

A total of 3,000,000 shares of common stock were issued to our founding officer and director, all of which are restricted securities, as defined in Rule 144 of the rules and regulations of the SEC promulgated under the Securities Act. As we are a “shell company” as that term is defined by the applicable federal securities laws, because of the nature and amount of our assets and our very limited operations, applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. As result, one year after we cease being a shell company, assuming we are current in our reporting requirements with the SEC, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us to cease being a “shell company” we must have more than nominal operations and more than nominal assets or assets which do not consist solely of cash or cash equivalents. Sales of our shares after applicable restrictions expire, could have a depressive effect on the market price.

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

We have 5,000,000 preferred shares authorized for each of our Series A, B and C preferred stock. We currently have 188,710 shares of the registered preferred stock issued and outstanding; no shares of Series B Callable Preferred Stock issued and outstanding and no Series C stock issued and outstanding. The Series B Callable Preferred shares shall not be entitled to receive any dividends and shall not have any liquidation rights. The holders of Series B Callable Preferred Stock shall be entitled to (a) notice of any meeting of the shareholders of the Corporation; and (b) have the power to vote each share at any shareholder meeting, where each share of Series B Callable Preferred Stock carries the weight of ten (10) votes for each share of common stock.

The Series C Preferred stock is not designated at this time. Therefore, since each series has 5,000,000 authorized, this gives the Board of Directors a great deal of discretion, in the future, to issue more shares in each Series, without shareholder approval. The issuance of more shares of any series would dilute your ownership in the Company, which would mean your percent of ownership in the Company would decrease.

22. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

23. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officers and directors and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officer and controlling persons, it is the opinion of the SEC that such indemnification is against public policy, as expressed in the Securities Act, and is therefore, unenforceable.

24. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

25. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Our common stock is subject to the “penny stock” rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Because our common stock is subject to the penny stock rules, investors may find it more difficult to sell their securities, should they desire to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company owns no real property. Our administrative offices are located in Nevada, at 848 N. Rainbow Blvd., Suite 136, Las Vegas, Nevada 89107. Our telephone number is: (702) 277-5916. This administrative office is being provided to us at no cost by an officer, Mr. Zimmerman. Mr. Zimmerman will not seek reimbursement for providing this administrative space. Management believes that these facilities are adequate for the Company’s current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company’s operations on commercially reasonable terms.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was listed the OTC Pink tier of the over-the-counter market on May 13, 2014 under the symbol “AMRD”. There has been very limited trading in our common stock to date. There are no assurances that an active market will ever develop for the Company's stock.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Pink tier of the over-the-counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended March 31, 2016	High	Low
First Quarter	$0.33	$0.33
Second Quarter	$0.33	$0.33
Third Quarter	$1.50	$0.33
Fourth Quarter	$6.14	$0.55

Year ended March 31, 2015	High	Low
First Quarter	$2.10	$0.01
Second Quarter	$2.10	$0.14
Third Quarter	$0.15	$0.14
Fourth Quarter	$0.15	$0.15

Holders of Common Stock

As of July 13, 2016, there are approximately 32 holders of record of our Common Stock and four holders of our Preferred Stock.

Dividends

We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time.  In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be the sole discretion of Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

In connection with a settlement agreement, the Company issued 500,000 shares of common stock to three parties in February 2016.

On April 12, 2016, the Company issued 100,000 shares of common stock to one individual upon conversion of 1,000 shares of preferred stock.

On May 3, 2016, the Company issued 180,000 shares of common stock to one individual upon conversion of 1,800 shares of preferred stock.

On May 5, 2016, the Company issued 160,000 shares of common stock to one individual upon conversion of 1,600 shares of preferred stock.

On May 19, 2016, the Company issued 185,000 shares of common stock to one individual upon conversion of 1,850 shares of preferred stock.

On May 20, 2016, the Company issued 50,000 shares of common stock to one individual upon conversion of 500 shares of preferred stock.

On May 25, 2016, the Company issued 220,000 shares of common stock to one individual upon conversion of 2,200 shares of preferred stock.

The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended March 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

We were incorporated on February 27, 2013 as American Riding Tours, Inc., as a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. We intend to offer escorted motorcycle riding tours of Southern Nevada and Northern Arizona.

RESULTS OF OPERATIONS

For the fiscal year ended March 31, 2016, the Company recognized no revenues. For the for the fiscal year ended March 31, 2016, the Company incurred total operating expenses of $11,975, as compared to $8,250 for the same period last year. For the fiscal year ended March 31, 2016, the Company had a loss from operations of $(11,975) or $(0.00) per common share basic and diluted, as compared to a loss from operations of $(8,250) or $(0.01) per common share basic and diluted for the same period last year.

During the period ended March 31, 2016, the Company used net cash of $11,250 in operations, and generated $11,250 cash from financing activities. This compares for the period ended March 31, 2015, where the Company used net cash of $(9,500) in operations and generated $7,993 cash from financing activities.

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

Significant changes in the number of employees

As of July 13, 2016, we have two employees who serve as our officers/directors. We are dependent upon our officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, American Riding Tours, Inc. had $0 in cash and cash equivalents for total current assets of $0. At the same date, American Riding Tours, Inc. had total current liabilities of $22,218.

For the fiscal year ended March 31, 2016, the Company had no revenues. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding the foregoing, American Riding Tours, Inc. anticipates generating losses and therefore may be unable to continue operations in the future. American Riding Tours, Inc. anticipates it will require additional capital in order to develop its business. American Riding Tours, Inc. may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to March 31, 2016, the Company has not recognized any revenues.

Recent Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended March 31, 2016 that are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. The Company has not determined the impact of adopting ASU No. 2014-09 on our financial statements and currently plan to complete our evaluation by late 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period beginning after December 31, 2016. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU No. 2015-17 on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

JOBS Act

On April 5, 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

In addition, we intend to rely on other exemptions from reporting and disclosure requirements that are offered by the JOBS Act, including (i) an exemption from the need to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) an exemption from the need to comply with any PCAOB requirement regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTS DATA.

American Riding Tours, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Riding Tours, Inc.

Las Vegas, Nevada

We have audited the balance sheet of American Riding Tours, Inc. (the Company) as of March 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2016. American Riding Tours, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of, American Riding Tours, Inc. as of March 31, 2016, and the results of its operations and its cash flows for the year ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

RBSM LLP

Henderson, Nevada

July 13, 2016

Seale & Beers, CPAs

Certified Public Accountants

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Riding Tours, Inc.

We have audited the accompanying balance sheets of American Riding Tours, Inc. as of March 31, 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended March 31, 2015. American Riding Tours, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Riding Tours, Inc. as of March 31, 2015, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 25, 2015

American Riding Tours, Inc.

Balance Sheets

(Audited)

	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,475	$1,750
Due to related party	19,743	8,493
Total current liabilities	22,218	10,243

Stockholders' deficit:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized, 197,660 and 200,000 issued and outstanding as of 3/31/2016 and 3/31/2015	198	200
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of 3/31/2016 and 3/31/2015	-	-
Series C Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of 3/31/2016 and 3/31/2015	-	-
Common stock, $0.001 par value, 185,000,000 shares authorized, 4,034,000 and 3,300,000 issued and outstanding as of 3/31/2016 and 3/31/2015, respectively	4,034	3,300
Additional paid-in capital	21,768	22,500
Accumulated deficit	(48,218)	(36,243)
Total stockholders' deficit	(22,218)	(10,243)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Statements of Operations

(Audited)

	For the year ended March 31, 2016	For the year ended March 31, 2015
Revenue	$-	$-

Operating expenses:
General & administrative	11,975	8,250
Total expenses	11,975	8,250

Net loss from operations	(11,975)	(8,250)

Net loss applicable to common shareholders	$(11,975)	$(8,250)

Weighted average number of common shares outstanding- basic and diluted	3,377,869	3,300,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Statement of Stockholders’ Deficit

(Audited)

						Deficit
						Accumulated
	Series A Convertible				Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance, March 31, 2014	200,000	200	3,300,000	3,300	22,500	(27,993)	(1,993)

Net loss	-	-	-	-	-	(8,250)	(8,250)

Balance, March 31, 2015	200,000	200	3,300,000	3,300	22,500	(36,243)	(10,243)

Common shares issued for settlement at $0.001 per share	-	-	500,000	500	(500)	-	-

Conversion of Series A Preferred Stock to Common Stock	(2,340)	(2)	234,000	234	(232)	-	-

Net loss	-	-	-	-	-	(11,975)	(11,975)

Balance, March 31, 2016	197,660	198	4,034,000	4,034	21,768	(48,218)	(22,218)

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Statements of Cash Flows

(Audited)

	For the year ended March 31, 2016	For the year ended March 31, 2015
OPERATING ACTIVITIES
Net loss	$(11,975)	$(8,250)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	725	(1,250)
Cash used by operating activities	(11,250)	(9,500)

FINANCING ACTIVITIES
Proceeds from related party	11,250	7,993
Net cash provided by financing activities	11,250	7,993

NET INCREASE IN CASH	-	(1,507)
CASH - BEGINNING OF THE PERIOD	-	1,507
CASH - END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

NOTE 1. General Organization and Business

The Company was organized on February 27, 2013 (Date of Inception) under the laws of the State of Nevada, as American Riding Tours, Inc. The Company plans to offer motorcycle riding tours throughout the Southwestern United States.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements and accompanying notes are prepared under full accrual method of accounting in accordance with generally accepted accounting principles of the United States of America ("US GAAP").

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

Revenue Recognition

The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to March 31, 2016, the Company not recognized any revenues.

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

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company has no history of operations, limited assets, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - Stockholders' Equity and Contributed Capital

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series A preferred stock, of which 200,000 shares were registered, issued and outstanding as of March 31, 2016. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the registered shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot not convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

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

On November 4, 2015, a shareholder of Series A Preferred Stock converted 990 preferred shares to 99,000 shares of Common Stock.

On December 7, 2015, a shareholder of Series A Preferred Stock converted 750 preferred shares to 75,000 shares of Common Stock.

On February 15, 2016, a shareholder of Series A Preferred Stock converted 600 preferred shares to 60,000 shares of Common Stock.

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series B voting preferred stock, of which no shares are issued and outstanding. The Series B voting preferred stock is not entitled to receive any dividends and has no liquidation rights, however may vote each share at a weight of ten votes of common stock.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C preferred stock, of which no shares are issued and outstanding. The designation of these shares has yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock, of which 3,800,000 shares are issued and outstanding.

On February 27, 2013, the Company issued 3,000,000 shares of its Common Stock to a founder for cash of $3,000.

On March 26, 2014, the Company issued 300,000 shares of its Common Stock to approximately 31 shareholders for cash of $3,000.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

On February 4, 2016, the Company underwent a change of control of ownership. VERSAI Inc. returned the 3,000,000 control shares to the Company’s then sole officer and director that it had previously purchased on September 24, 2015 in order that the company may continue as a going concern. In consideration for the return of the 3,000,000 common shares, the Company issued 500,000 restricted common shares to the lending group who provided to VERSAI, Inc. the cash consideration to purchase the 3,000,000 control shares on September 24, 2015.

On November 4, 2015, a shareholder of Series A Preferred Stock converted 990 preferred shares to 99,000 shares of Common Stock.

On December 7, 2015, a shareholder of Series A Preferred Stock converted 750 preferred shares to 75,000 shares of Common Stock.

On February 15, 2016, a shareholder of Series A Preferred Stock converted 600 preferred shares to 60,000 shares of Common Stock.

As of March 31, 2016, there have been no stock options or warrants granted.

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

On April 22, 2013 an officer loaned the Company $500 for audit fees. On June 27, 2014 an officer loaned the Company an additional $1,993 for audit fees. On October 23, 2014 an officer loaned the Company an additional $6,000 for audit fees. On July 1, 2015 an officer loaned the Company an additional $5,250 for audit fees. On March 9, 2016 an officer loaned the Company an additional $6,000 for audit fees. As of March 31, 2016, $19,743 of this loan remained due. The loan bears no interest and is due upon demand.

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

As of March 31, 2016, the Company had net operating loss carry forwards of $48,218 that may be available to reduce future years' taxable income through 2016. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2035.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2016 and March 31, 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$4,191	$2,888
Less: valuation allowance	(4,191)	(2,888)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2016 was $4,191, as compared to $2,888 for the previous year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2016.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0)%
Valuation reserve	35.0%
Total	-%

At March 31, 2016, the Company had an unused net operating loss carryover approximating $48,218 that is available to offset future taxable income, which expires beginning 2035.

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

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

Calculation of net income (loss) per share is as follows:

	March 31, 2016	March 31, 2015

Net loss (numerator)	$(11,975)	$(8,250)

Weighted Average Common Shares Outstanding	3,377,869	3,300,000

Basic Loss per Share	$(0.00)	$(0.00)

NOTE 9. Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended March 31, 2016 that are of significance or potential significance to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 supersedes the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. The Company has not determined the impact of adopting ASU No. 2014-09 on our financial statements and currently plan to complete our evaluation by late 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements, Going Concern (Subtopic 205-40) which requires management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity's ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management's plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management's plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for the annual reporting period beginning after December 31, 2016. Early adoption is permitted. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, or ASU No. 2015-17. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU No. 2015-17 on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on its financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on its financial statements.

American Riding Tours, Inc.

Notes to Financial Statements

March 31, 2016

(Audited)

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

NOTE 10. Legal Proceedings

The Company is not currently involved in any legal proceedings at this time.

NOTE 11. Subsequent Events

On April 12, 2016, a shareholder of Series A Preferred Stock converted 1,000 preferred shares to 100,000 shares of Common Stock.

On May 3, 2016, a shareholder of Series A Preferred Stock converted 1,800 preferred shares to 180,000 shares of Common Stock.

On May 5, 2016, a shareholder of Series A Preferred Stock converted 1,600 preferred shares to 160,000 shares of Common Stock.

On May 19, 2016, a shareholder of Series A Preferred Stock converted 1,850 preferred shares to 185,000 shares of Common Stock.

On May 20, 2016, a shareholder of Series A Preferred Stock converted 500 preferred shares to 50,000 shares of Common Stock.

On May 25, 2016, a shareholder of Series A Preferred Stock converted 2,200 preferred shares to 220,000 shares of Common Stock.

On June 7, 2016, Edward Zimmerman resigned as the President, Chief Executive Officer and Chairman of the Company’s board of directors.  Mr. Zimmerman remains as a member of the Board and agreed to serve as the Company’s Chief Financial Officer on a going-forward basis. Concurrently, the Board appointed Kevin Gillespie as the Company’s President, Chief Executive Officer, a member of the Board and the Chairman of the Board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 16, 2015, we received notice of the resignation of Seale & Beers, CPAs (“Seale & Beers”), as our independent registered public accounting firm.

The audit reports of Seale & Beers on the financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Seale & Beers, dated June 25, 2015 on the consolidated financial statements of the Company as of and for the fiscal years ended March 31, 2015 and 2014 noted that the Company’s history of no revenues, recurring losses and recurring negative cash flow from operating activities and an accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern.

During our two most recent fiscal years and through all subsequent interim periods preceding Seale & Beers’s resignation, we had no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale & Beers, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of termination of Seale & Beers, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

Effective October 16, 2015, we appointed RBSM LLP as our new independent registered public accounting firm. The decision to engage RBSM LLP was recommended and approved by our board of directors. During the two most recent fiscal years and through the date of engagement, we did not consult with RBSM LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's Report on Internal Control over Financial Reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of March 31, 2016.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2016 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)	lack of a functioning audit committee due to a lack of independent board members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2)	We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. For example, in connection with the preparation of this annual report, we became aware of conversions of preferred stock into common stock that occurred during the quarter ended December 31, 2015, which were not reported in the quarterly report on Form 10-Q for the quarter ended December 31, 2015. While the number of shares converted and the impact on the financial statements was immaterial, the lack of personnel was a contributing factor in not determining that corrections needed to be made.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our Board of Directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

In addition, when funds are available, we will hire knowledgeable personnel with technical accounting expertise to further support our current accounting personnel. As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

Due to the fact that our internal accounting staff consists solely of a Chief Financial Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

This annual report does not include an attestation report by RBSM LLP, our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Name	Age	Positions and Offices Held
Kevin Gillespie	47	President, Chief Executive Officer, Director
Edward Zimmerman III	37	Chief Financial Officer and Director

Kevin Gillespie, Director, President, Chief Executive Officer

Mr. Gillespie has been the President and Chief Executive Officer of First Harvest Financial, Inc. (“FHF”), a financial consulting company, since its incorporation in November 2014. FHF beneficially owns a majority of the Company’s issued and outstanding common stock. Since April 2016, Mr. Gillespie has been a Member and Managing Director of Midtown Partners & Co, LLC, a registered broker-dealer. Since November 2015, Mr. Gillespie has been the President and Chief Executive Officer of FH Acquisition Corp., a financial consulting company. Since October 2015, Mr. Gillespie has been the President and Chief Executive Officer of Watchtower Masterpieces, Inc., a licensing company. Since June 2015, Mr. Gillespie has been the President and Chief Executive Officer of Cannavoices, Inc., a digital media company. Since February 2015, Mr. Gillespie has been the President and Chief Executive Officer of FHF Opportunity Fund I, LLC. Between May 2011 and January 2015, Mr. Gillespie was a Vice President at JP Turner & Company, LLC, a registered broker-dealer. Mr. Gillespie previously worked for Gunn Allen Financial, a regional asset management firm in Florida, for 15 years. Mr. Gillespie holds series 7 and 63 licenses with the Financial Industry Regulatory Authority, Inc. (FINRA).

Edward Zimmerman III, Director, Chief Financial Officer

Edward C. Zimmerman III has been the Company’s Chief Financial Officer since June 2016 and a director since February 2013. Between February 2013 and June 2016, Mr. Zimmerman was the Company’s President, Chief Executive Officer and Secretary. Since March 2012, Mr. Zimmerman has been a law clerk at the Law Offices of Thomas C. Cook, Ltd., in Las Vegas, Nevada. Previously, Mr. Zimmerman was the President of National Filing Agents, Inc., of Law Vegas, Nevada, the President and Travel Counselor of EZ Travel, Inc., of Las Vegas, Nevada and a Manager and Travel Counselor of Ambassador Travel, of Las Vegas, Nevada. Mr. Zimmerman received a diploma in travel and tourism from Heritage College, of Las Vegas, Nevada in 1998.

Mr. Zimmerman has over six years of experience in the travel and tourism industry. Further, Mr. Zimmerman has been a licensed motorcyclist for six years, and has been a competition level member in good standing of the American Motorcyclist Association for the same. Additionally, he has experience as a former CEO of reporting companies. It is this background that led to the conclusion that Mr. Zimmerman should serve as director of the Company.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report our sole officer and director was not current in his16(a) reports.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The board of directors has determined that Edward Zimmerman and Kevin Gillespie each has a relationship with the company which, in the opinion of the board of directors, would not allow them to be considered as “independent directors” as defined in the Marketplace Rules of The NASDAQ Stock Market.

As of the date of this Annual Report, we do not have any active Board committees and the Board as a whole carries out the functions of audit, nominating and compensation committees. We expect our Board of Directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange. In addition, we intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to do so in the future as we develop our infrastructure and business.

Limitation of Liability of Directors

Pursuant to the Nevada Revised Statutes (“NRS”), our Articles of Incorporation exclude personal liability for our directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a directors receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a directors if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the NRS apply to American Riding Tours, Inc. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the American Riding Tours, Inc. shares, unless the transaction is approved by American Riding Tours' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of American Riding Tours, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

No compensation has been paid to any executive officer in the last two years.

Option/SAR Grants in Fiscal Year Ended March 31, 2016

None.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Equity Compensation Plan Information

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We currently do not have any employment agreements with our executive officers.

Director Compensation

No compensation has been paid to any director in the last fiscal year and the Board currently has no plans to provide for any cash compensation. Equity compensation may be granted to directors in the future, at the discretion of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 13, 2016:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o American Riding Tours, Inc., 848 N. Rainbow, Suite 136, Las Vegas, NV 89107.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Edward Zimmerman	Common Stock	0		-
Kevin Gillespie	Common Stock	3,000,000	(3)	60.86%
Officers and Directors as a Group (2 persons)	Common Stock	3,000,000	(3)	60.86%

First Harvest Financial, Inc. (4)	Common Stock	3,000,000		60.86%
Darrel Kaml (5)	Common Stock	260,000		5.27%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 13, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 4,929,000 shares of common stock issued and outstanding as of July 13, 2016.

(3) Represents shares of common stock owned by First Harvest Financial, Inc. Kevin Gillespie, as President and Chief Executive Officer of First Harvest Financial, Inc., has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(4) Kevin Gillespie, as President and Chief Executive Officer of First Harvest Financial, Inc., has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares. The mailing address for this beneficial owner is 2203 N. Lois Avenue, Suite G300, Tampa, FL 33607.

(5) The mailing address for this beneficial owner is 2006 Ladd Road, Modesto, CA 95356.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Edward Zimmerman, one of our officers and directors, has contributed office space for our use for all periods presented. There is no charge to us for the space, and Mr. Zimmerman will not seek compensation for the use of this space.

On April 22, 2013, Mr. Zimmerman loaned the Company $500 for audit fees. On June 27, 2014, Mr. Zimmerman loaned the Company an additional $1,993 for audit fees. On October 23, 2014, Mr. Zimmerman loaned the Company an additional $6,000 for audit fees. On July 1, 2015, Mr. Zimmerman loaned the Company an additional $5,250 for audit fees. On March 9, 2016, Mr. Zimmerman loaned the Company an additional $6,000 for audit fees. As of March 31, 2016, $19,743 of this loan remained due. The loan bears no interest and is due upon demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM, LLP, 2580 Anthem Village Drive, Henderson, NV 89052 served as our principal independent public accountants for the fiscal year ended March 31, 2016. Seale and Beers, CPAs, 8250 W. Charleston Blvd.., Suite 100, Las Vegas, NV 89117 served as our principal independent public accountants for the fiscal year ended March 31, 2015.  Aggregate fees billed to us for the years ended May 31, 2016 and March 31, 2015 were as follows:

	For Year Ended March 31,	For the Year Ended March 31,
	2016	2015
(1) Audit Fees (1)	$11,000	$6,000
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the SEC.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our board pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(b)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(c)	Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description

3.01	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on September 20, 2013 and incorporated herein by reference.

3.02	Bylaws, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on September 20, 2013 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from American Riding Tours, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RIDING TOURS, INC.

Date: July 14, 2016	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2016	By:	/s/ EDWARD ZIMMERMAN III
Edward Zimmerman III
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ KEVIN GILLESPIE
Kevin Gillespie	Director	July 14, 2016

/s/ EDWARD ZIMMERMAN III
Edward Zimmerman III	Director	July 14, 2016

