Form 10-Q
period 2016-06-30
First Harvest Corp.
filed 2016-08-12
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55120

FIRST HARVEST CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-2143018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5015 W. Nassau Street

Tampa, Florida 33607

(Address of principal executive offices) (zip code)

(877) 749-5909

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of August 10, 2016, there were 4,929,000 shares of registrant’s common stock outstanding.

FIRST HARVEST CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Harvest Corp.

Condensed Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$975	$2,475
Due to related party	29,743	19,743
Total current liabilities	30,718	22,218

Stockholders' deficit:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized, 188,710 and 197,660 issued and outstanding as of 6/30/2016 and 3/31/2016	189	198
Series B Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of 6/30/2016 and 3/31/2016	-	-
Series C Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of 6/30/2016 and 3/31/2016	-	-
Common stock, $0.001 par value, 185,000,000 shares authorized, 4,929,000 and 4,034,000 issued and outstanding as of 6/30/2016 and 3/31/2016, respectively	4,929	4,034
Additional paid-in capital	20,882	21,768
Accumulated deficit	(56,718)	(48,218)
Total stockholders' deficit	(30,718)	(22,218)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Revenue	$-	$-

Operating expenses:
General & administrative	8,500	4,375
Total expenses	8,500	4,375

Net loss from operations	(8,500)	(4,375)

Net loss applicable to common shareholders	$(8,500)	$(4,375)

Weighted average number of common shares outstanding- basic and diluted	4,929,000	3,300,000

Net loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
OPERATING ACTIVITIES
Net loss	$(8,500)	$(4,375)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,500)	4,375
Cash used by operating activities	(10,000)	-

FINANCING ACTIVITIES
Proceeds from related party	10,000	-
Net cash provided by financing activities	10,000	-

NET INCREASE IN CASH	-	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company has not recognized any revenue and has accumulated operating losses of approximately $56,718 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

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

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

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

On April 22, 2013 an officer loaned the Company $500 for audit fees. On June 27, 2014 an officer loaned the Company an additional $1,993 for audit fees. On October 23, 2014 an officer loaned the Company an additional $6,000 for audit fees. On July 1, 2015 an officer loaned the Company an additional $5,250 for audit fees. On March 9, 2016 an officer loaned the Company an additional $6,000 for audit fees. As of June 30, 2016 and March 31, 2016, $19,743 and $19,743 of this loan remained due. The loan bears no interest and is due upon demand.

On May 9, 2016, a shareholder loaned the Company $7,500 for audit fees. On May 11, 2016 a shareholder loaned the Company $1,000 for audit fees. On June 20, 2016 a shareholder loaned the Company $1,500 for audit fees. As of June 30, 2016 $10,000 of this loan remained due. The loan bears no interest and is due upon demand.

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

NOTE 5 - STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock, of which 200,000 shares were registered, issued and outstanding as of June 30, 2016. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the registered shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot not convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

On March 29, 2013, the Company issued 200,000 shares of its Series A Preferred Stock to shareholders in exchange for cash of $10,000. Each share of the Series A Preferred Stock can be exchanged for one hundred (100) shares of Common Stock of the Company. This Series A Preferred Stock was issued with a beneficial conversion feature totaling $10,000. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital.

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

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

On May 20, 2016, a shareholder of Series A Preferred Stock converted 500 preferred shares to 50,000 shares of Common Stock.

On May 25, 2016, a shareholder of Series A Preferred Stock converted 2,200 preferred shares to 220,000 shares of Common Stock.

If the remaining 188,710 shares of issued and outstanding Series A Preferred Stock were to be converted into Common Stock, and each beneficial owner held less than 4.9% of the Company’s Common Stock after issuance, it would result in the issuance of 18,871,000 shares of Common Stock.

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

On May 5, 2016, a shareholder of Series A Preferred Stock converted 1,600 preferred shares to 160,000 shares of Common Stock.

On May 19, 2016, a shareholder of Series A Preferred Stock converted 1,850 preferred shares to 185,000 shares of Common Stock.

On May 20, 2016, a shareholder of Series A Preferred Stock converted 500 preferred shares to 50,000 shares of Common Stock.

On May 25, 2016, a shareholder of Series A Preferred Stock converted 2,200 preferred shares to 220,000 shares of Common Stock.

As of June 30, 2016, there have been no stock options or warrants granted.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS

On July 22, 2016, a former officer and director forgave loans made to the Company by him, of which $19,743 was outstanding, in exchange for the issuance of 19,743 restricted shares of the common stock of the Company, to be registered by the Company at a later date. As of August 10, 2016, these shares have not yet been issued.

Effective July 22, 2016, the Company changed its legal corporate name to “First Harvest Corp.” from “American Riding Tours, Inc.”. The Company effectuated the name change through a short-form merger pursuant to Section 92A of the Nevada Revised Statutes where a subsidiary formed solely for the purpose of the name change was merged with and into the Company, with the Company as the surviving corporation in the merger. The merger had the effect of amending the Company’s Articles of Incorporation to reflect its new legal name.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

Business Overview

We were incorporated on February 27, 2013 as American Riding Tours, Inc., as a Nevada corporation. On July 22, 2016, we changed our name to First Harvest Corp. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. We are currently evaluating our business plan of providing motorcycle tours in order to determine whether we need to revise or change our plan of operations.

Results of Operations

For the three months ended June 30, 2016 and 2015, we recognized no revenue. For the three months ended June 30, 2016, we incurred total operating expenses of $8,500, as compared to $4,375 for the same period last year. For the three months ended June 30, 2016, we had a loss from operations of $(8,500) or $(0.00) per common share basic and diluted, as compared to a loss from operations of $(4,375) or $(0.00) per common share basic and diluted for the same period last year.

During the quarter ended June 30, 2016, we used net cash of $10,000 in operations, and generated $10,000 cash from financing activities. This compares for the period ended June 30, 2015, where we used net cash of $0 in operations and generated $0 cash from financing activities.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance our operating and capital requirements. While we are devoting our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Significant changes in the number of employees

As of August 10, 2016, we have one employee who serves as our sole officer. We are dependent upon our officer for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2016, we had $0 in cash and cash equivalents for total current assets of $0. At the same date, we had total current liabilities of $30,718.

For the three months ended June 30, 2016, we had no revenue. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet our needs.

Notwithstanding the foregoing, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate we will require additional capital in order to develop our business. We may use a combination of equity and/or debt instruments to funds our growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to June 30, 2016, we had not recognized any revenue.

Recent Pronouncements

We have evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and do not believe that any of these pronouncements will have a material impact on our financial position and results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)	lack of a functioning audit committee due to a lack of independent board members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2)	We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. For example, in connection with the preparation of the annual report for the fiscal year ended March 31, 2016, we became aware of conversions of preferred stock into common stock that occurred during the quarter ended December 31, 2015, which were not reported in the quarterly report on Form 10-Q for the quarter ended December 31, 2015. While the number of shares converted and the impact on the financial statements was immaterial, the lack of personnel was a contributing factor in not determining that corrections needed to be made.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal quarter ended June 30, 2016. However, management believes that the lack of a functioning audit committee and the lack of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2016, we issued 100,000 shares of common stock to one individual upon conversion of 1,000 shares of preferred stock.

On May 3, 2016, we issued 180,000 shares of common stock to one individual upon conversion of 1,800 shares of preferred stock.

On May 5, 2016, we issued 160,000 shares of common stock to one individual upon conversion of 1,600 shares of preferred stock.

On May 19, 2016, we issued 185,000 shares of common stock to one individual upon conversion of 1,850 shares of preferred stock.

On May 20, 2016, we issued 50,000 shares of common stock to one individual upon conversion of 500 shares of preferred stock.

On May 25, 2016, we issued 220,000 shares of common stock to one individual upon conversion of 2,200 shares of preferred stock.

The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARVEST CORP.

Date: August 12, 2016	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

