Form 10-K/A
period 2016-03-31
First Harvest Corp.
filed 2016-08-31
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

First Harvest Corp. (formerly, American Riding Tours, Inc.) (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on July 14, 2016, in order to revise certain disclosures in Part II, Item 10 of the Original Filing regarding Edward Zimmerman III, who was an officer and director at the time of filing of the Original Filing, which information should have been included in the Original Filing and which the Company only recently learned.

Subsequent to the Original Filing, the Company changed its name from American Riding Tours, Inc. to First Harvest Corp. and Mr. Zimmerman resigned as an officer and director. For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety. However, this Amended Filing only amends:

a)	the name of the Company on the cover page;
b)	Item 10 of Part II as it relates to biographical information of Mr. Zimmerman (which speaks as of the date of the Original Filing and not as of the date of the Amended Filing) and the subsection entitled “Involvement in Certain Legal Proceedings”; and
c)	the name of the Company and the signatories on the signature page.

No other information in the Original Filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 15 of Part IV to the Original Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Amended Filing as Exhibits 31.01, 31.02 and 32.01.

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

Edward Zimmerman III, Director, Chief Financial Officer

Edward C. Zimmerman III has been the Company’s Chief Financial Officer since June 2016 and a director since February 2013. Between February 2013 and June 2016, Mr. Zimmerman was the Company’s President, Chief Executive Officer and Secretary. Since March 2012, Mr. Zimmerman has been a law clerk at the Law Offices of Thomas C. Cook, Ltd., in Las Vegas, Nevada. Between October 2014 and September 2015, Mr. Zimmerman was the Chief Financial Officer and a director of EnzymeBioSystems, a publicly reporting company. Previously, Mr. Zimmerman was the President of National Filing Agents, Inc., of Law Vegas, Nevada, the President and Travel Counselor of EZ Travel, Inc., of Las Vegas, Nevada and a Manager and Travel Counselor of Ambassador Travel, of Las Vegas, Nevada. Mr. Zimmerman received a diploma in travel and tourism from Heritage College, of Las Vegas, Nevada in 1998.

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

Involvement in Certain Legal Proceedings.

Except as disclosed below, our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

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

In June 2016, Mr. Zimmerman was charged in the State of Nevada with two counts of felony theft, with one count relating to property valued $3,500 or greater and the other count relating to property valued $650 or greater, but less than $3,500. Mr. Zimmerman has pled not guilty to the charges and a preliminary hearing has been set for October 2016.

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

FIRST HARVEST CORP.

Date: August 31, 2016	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ KEVIN GILLESPIE
Kevin Gillespie	Director	August 31, 2016

