Form 10-Q
period 2016-09-30
First Harvest Corp.
filed 2016-11-02
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016, there were 537,812 shares of registrant’s common stock outstanding.

FIRST HARVEST CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Harvest Corp.

Condensed Balance Sheets

	September 30, 2016 (Unaudited)	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$-	$2,475
Due to related party	20,725	19,743
Total current liabilities	20,725	22,218

Stockholders' deficit:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized, -0- and 197,660 issued and outstanding as of 9/30/2016 and 3/31/2016, respectively	-	198
Preferred stock, 10,000,000 shares authorized, -0- shares issued and outstanding as of 9/30/2016 and 3/31/2016, respectively	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 533,606 and 403,400 issued and outstanding as of 9/30/2016 and 3/31/2016, respectively	534	403
Additional paid-in-capital	60,384	25,399
Accumulated deficit	(81,643)	(48,218)
Total stockholders’ deficit	(20,725)	(22,218)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Operations

(Unaudited)

	For the six months ended September 30, 2016	For the six months ended September 30, 2015
Revenue	$-	$-

Operating expenses:
General & administrative	33,425	5,875
Total expenses	33,425	5,875

Net loss from operations	(33,425)	(5,875)

Net loss applicable to common shareholders	$(33,425)	$(5,875)

Weighted average number of common shares outstanding- basic and diluted	480,660	330,000

Net loss per share – basic and diluted	$(0.07)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Revenue	$-	$-

Operating expenses:
General & administrative	24,925	1,500
Total expenses	24,925	1,500

Net loss from operations	(24,925)	(1,500)

Net loss applicable to common shareholders	$(24,925)	$(1,500)

Weighted average number of common shares outstanding- basic and diluted	508,124	330,000

Net loss per share – basic and diluted	$(0.05)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended September 30, 2016	For the six months ended September 30, 2015
OPERATING ACTIVITIES
Net loss	$(33,425)	$(5,875)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock issued for services	15,175	-
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(2,475)	625
Cash used by operating activities	(20,725)	(5,250)

FINANCING ACTIVITIES
Proceeds from related party	20,725	5,250
Net cash provided by financing activities	20,725	5,250

NET INCREASE IN CASH	-	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non cash financing activities:
Common stock issued for settlement of debt	$19,743	$-
Conversion of preferred stock to common stock	$198	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements. The results of operations for the six months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows, include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 - GOING CONCERN

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company has not recognized any revenue and has accumulated operating losses of approximately $81,600 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

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

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

On February 27, 2013, the Company issued 300,000 shares of its Common Stock to a founder for cash of $3,000.

On April 22, 2013, a former officer loaned the Company $500 for audit fees. On June 27, 2014, a former loaned the Company an additional $1,993 for audit fees. On October 23, 2014, a former loaned the Company an additional $6,000 for audit fees. On July 1, 2015, a former loaned the Company an additional $5,250 for audit fees. On March 9, 2016, a former loaned the Company an additional $6,000 for audit fees. On September 8, 2016, the Company issued to the former officer 19,743 shares of its common stock in full settlement of the related party debt in the amount of $19,743. As of September 30, 2016 and March 31, 2016, $-0- and $19,743, respectively, of this loan remained due.

On May 9, 2016, a shareholder loaned the Company $7,500 for audit fees. On May 11, 2016, a shareholder loaned the Company $1,000 for audit fees. On June 20, 2016, a shareholder loaned the Company $1,500 for audit fees. During the quarter ended September 30, 2016, a shareholder loaned the Company $10,725 for audit and transfer agent fees. As of September 30, 2016, $20,725 of this loan remained due. The loan bears no interest and is due upon demand.

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

NOTE 5 - STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

Series A Convertible Preferred Stock

The Company was previously authorized to issue 5,000,000 shares of $0.001 par value Series A Preferred Stock. On March 29, 2013, the Company issued 200,000 shares of its Series A Preferred Stock to shareholders in exchange for cash of $10,000. This Series A Preferred Stock was issued with a beneficial conversion feature totaling $10,000. This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid-in-capital.

Each share of the Series A Preferred Stock had no liquidation rights. Series A Preferred Stock were not entitled to receive any dividends nor were they entitled to any voting rights with respect to the Series A Preferred Stock. Initially, any holder could convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock could not convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

On November 4, 2015, a shareholder of Series A Preferred Stock converted 990 preferred shares to 9,900 shares of Common Stock.

On December 7, 2015, a shareholder of Series A Preferred Stock converted 750 preferred shares to 7,500 shares of Common Stock.

On February 15, 2016, a shareholder of Series A Preferred Stock converted 600 preferred shares to 6,000 shares of Common Stock.

On April 12, 2016, a shareholder of Series A Preferred Stock converted 1,000 preferred shares to 10,000 shares of Common Stock.

On May 3, 2016, a shareholder of Series A Preferred Stock converted 1,800 preferred shares to 18,000 shares of Common Stock.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

On May 5, 2016, a shareholder of Series A Preferred Stock converted 1,600 preferred shares to 16,000 shares of Common Stock.

On May 19, 2016, a shareholder of Series A Preferred Stock converted 1,850 preferred shares to 18,500 shares of Common Stock.

On May 20, 2016, a shareholder of Series A Preferred Stock converted 500 preferred shares to 5,000 shares of Common Stock.

On May 25, 2016, a shareholder of Series A Preferred Stock converted 2,200 preferred shares to 22,000 shares of Common Stock.

On September 7, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, which amended the existing terms of the Series A Preferred Stock. The conversion ratio of the Series A Preferred Stock was reduced from 100 shares of Common Stock for every share of Series A Preferred Stock to one (1) share of Common Stock for every share of Series A Preferred Stock and also inserted an automatic conversion provision, whereby all of the outstanding Series A Preferred Stock on September 8, 2016 would automatically convert into Common Stock at the conversion ratio.

On September 8, 2016, the remaining 188,710 shares of Series A Preferred Stock were converted to 188,710 shares of Common Stock.

As of September 30, 2016, there were no shares of Series A Preferred Stock outstanding.

Blank Check Preferred Stock

On September 7, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, which became effective on September 9, 2016. The Company removed the designations of the existing series of preferred stock (series A, series B and series C); and authorized the creation of 10,000,000 shares of “blank check” preferred stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of its $0.001 par value Common Stock, of which 533,606 shares were issued and outstanding as of September 30, 2016.

On November 4, 2015, a shareholder of Series A Preferred Stock converted 990 preferred shares to 9,900 shares of Common Stock.

On December 7, 2015, a shareholder of Series A Preferred Stock converted 750 preferred shares to 7,500 shares of Common Stock.

On February 4, 2016, the Company underwent a change of control of ownership. VERSAI Inc. returned the 30,000 control shares to the Company’s then sole officer and director that it had previously purchased on September 24, 2015 in order that the company may continue as a going concern. In consideration for the return of the 300,000 common shares, the Company issued 50,000 restricted common shares to the lending group who provided to VERSAI, Inc. the cash consideration to purchase the 300,000 control shares on September 24, 2015.

On February 15, 2016, a shareholder of Series A Preferred Stock converted 600 preferred shares to 6,000 shares of Common Stock.

On April 12, 2016, a shareholder of Series A Preferred Stock converted 1,000 preferred shares to 10,000 shares of Common Stock.

On May 3, 2016, a shareholder of Series A Preferred Stock converted 1,800 preferred shares to 18,000 shares of Common Stock.

On May 5, 2016, a shareholder of Series A Preferred Stock converted 1,600 preferred shares to 16,000 shares of Common Stock.

On May 19, 2016, a shareholder of Series A Preferred Stock converted 1,850 preferred shares to 18,500 shares of Common Stock.

On May 20, 2016, a shareholder of Series A Preferred Stock converted 500 preferred shares to 5,000 shares of Common Stock.

On May 25, 2016, a shareholder of Series A Preferred Stock converted 2,200 preferred shares to 22,000 shares of Common Stock.

On August 10, 2016, the Company issued 175,000 shares of its Common Stock to an existing shareholder for services at par value.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

On September 7, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, which became effective on September 9, 2016. The Company increased the authorized number of shares of Common Stock from 185,000,000 to 500,000,000.

On September 8, 2016, 188,710 shares of Series A Preferred stock were converted to 188,710 shares of Common Stock.

On September 8, 2016, the Company issued 19,743 shares of its Common Stock in settlement of $19,743 of the Company’s related-party debt.

On September 9, 2016, the Company issued 23,597 shares of its Common Stock in exchange for $15,000 of services provided to the Company.

Effective September 23, 2016, the Company's board of directors authorized a one-for-ten reverse stock split (the “Reverse Split”). As a result of the Reverse Split, every 10 shares of Common Stock issued and outstanding prior to the Reverse Split were converted into 1 new share of Common Stock.  All share and related information presented in these financial statements and accompanying footnotes have been adjusted to reflect the decreased number of shares resulting from this action.

As of September 30, 2016, there had been no stock options or warrants granted.

NOTE 6 - SUBSEQUENT EVENT

On October 5, 2016, we issued four shares of common stock in connection with the settlement of fractional shares in connection with the reverse stock split effective September 23, 2016.

On October 18, 2016, the Company issued 4,202 shares of its Common Stock in exchange for $15,000 worth of services provided to the Company.

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

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016 and 2015, we recognized no revenue. For the three months ended September 30, 2016, we incurred total operating expenses of $24,925, as compared to $1,500 for the same period last year. The reason for the increase in operating expenses was for additional accounting and transfer agent fees associated with moving to a new audit firm and new transfer agent. For the three months ended September 30, 2016, we had a loss from operations of $(24,925), or $(0.05) per common share basic and diluted, as compared to a loss from operations of $(1,500), or $(0.00) per common share basic and diluted, for the same period last year.

For the Six Months Ended September 30, 2016 Compared to the Six Months Ended September 30, 2015

For the six months ended September 30, 2016 and 2015, we recognized no revenue. For the six months ended September 30, 2016, we incurred total operating expenses of $33,425, as compared to $5,875 for the same period last year. The reason for the increase in operating expenses was for additional accounting and transfer agent fees associated with moving to a new audit firm and new transfer agent. For the six months ended September 30, 2016, we had a loss from operations of $(33,425), or $(0.07) per common share basic and diluted, as compared to a loss from operations of $(5,875), or $(0.02) per common share basic and diluted, for the same period last year.

During the six months ended September 30, 2016, we used net cash of $40,468 in operations, and generated $20,725 cash from financing activities. This compares for the six months ended September 30, 2015, where we used net cash of $5,250 in operations and generated $5,250 cash from financing activities.

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

Significant changes in the number of employees

As of November 1, 2016, we have one employee who serves as our sole officer. We are dependent upon our officer for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2016, we had $0 in cash and cash equivalents for total current assets of $0. At the same date, we had total current liabilities of $20,725.

For the six months ended September 30, 2016, we had no revenue. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet our needs.

Notwithstanding the foregoing, we anticipate generating losses and therefore may be unable to continue operations in the future. We anticipate we will require additional capital in order to develop our business. We may use a combination of equity and/or debt instruments to fund our growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to September 30, 2016, we had not recognized any revenue.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal quarter ended September 30, 2016. However, management believes that the lack of a functioning audit committee and the lack of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 10, 2016, we issued 17,500 shares of Common Stock to an existing shareholder for services at par value.

Effective September 8, 2016, we issued an aggregate of 18,871 shares of our Common Stock to four entities in connection with an automatic conversion of 188,710 outstanding shares of Series A Convertible Preferred Stock.

Effective September 8, 2016, we issued 1,975 shares of Common Stock to Edward Zimmerman III, our former Chief Financial Officer in satisfaction of $19,743 owed to him in connection with certain loans he provided to us.

Effective September 9, 2016, we issued 2,360 shares of Common Stock in exchange for $15,000 of services provided to us.

Effective October 18, 2016, we issued 4,202 shares of our Common Stock in exchange for $15,000 worth of services provided to us.

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

FIRST HARVEST CORP.

Date: November 2, 2016	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

