Form 10-Q
period 2016-12-31
First Harvest Corp.
filed 2017-02-21
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of February 17, 2017, there were 23,807,935 shares of registrant’s common stock outstanding.

FIRST HARVEST CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Harvest Corp.

Condensed Balance Sheets

	December 31, 2016 (Unaudited)	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$190	$-
Total current assets	190	-

TOTAL ASSETS	$190	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,117	$2,475
Due to related party	20,725	19,743
Total current liabilities	26,842	22,218

Stockholders' deficit:
Series A Preferred stock, $0.001 par value, 5,000,000 shares authorized, -0- and 197,660 issued and outstanding as of 12/31/2016 and 3/31/2016, respectively	-	198
Preferred stock, 10,000,000 shares authorized, -0- shares issued and outstanding as of 12/31/2016 and 3/31/2016, respectively	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 540,704 and 403,400 issued and outstanding as of 12/31/2016 and 3/31/2016, respectively	541	403
Additional paid-in-capital	90,377	25,399
Accumulated deficit	(117,570)	(48,218)
Total stockholders’ deficit	(26,652)	(22,218)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$190	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Operations

(Unaudited)

	For the nine months ended December 31, 2016	For the nine months ended December 31, 2015
Revenue	$-	$-

Operating expenses:
General & administrative	69,352	5,875
Total expenses	69,352	5,875

Net loss from operations	(69,352)	(5,875)

Net loss applicable to common shareholders	$(69,352)	$(5,875)

Weighted average number of common shares outstanding-basic and diluted	499,910	330,000

Net loss per share – basic and diluted	$(0.14)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Operations

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015
Revenue	$-	$-

Operating expenses:
General & administrative	35,927	-
Total expenses	35,927	-

Net loss from operations	(35,927)	-

Net loss applicable to common shareholders	$(35,927)	$-

Weighted average number of common shares outstanding-basic and diluted	485,255	330,000

Net loss per share – basic and diluted	$(0.07)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

First Harvest Corp.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31, 2016	For the nine months ended December 31, 2015
OPERATING ACTIVITIES
Net loss	$(69,352)	$(5,875)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock issued for services	45,175	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,642	625
Cash used by operating activities	(20,535)	(5,250)

FINANCING ACTIVITIES
Proceeds from related party	20,725	5,250
Net cash provided by financing activities	20,725	5,250

NET INCREASE IN CASH	190	-
CASH - BEGINNING OF THE PERIOD	-	-
CASH - END OF THE PERIOD	$190	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non cash financing activities:
Common stock issued for settlement of debt	$19,743	$-
Conversion of preferred stock to common stock	$198	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015 (UNAUDITED)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements. The results of operations for the nine months ended December 31, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has not recognized any revenue and has accumulated operating losses of approximately $117,570 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned.  The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet.  For the period from February 27, 2013 (inception) to December 31, 2016, the Company did not recognize any revenue.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015 (UNAUDITED)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

On April 22, 2013, a former officer loaned the Company $500 for audit fees. On June 27, 2014, a former officer loaned the Company an additional $1,993 for audit fees. On October 23, 2014, a former officer loaned the Company an additional $6,000 for audit fees. On July 1, 2015, a former officer loaned the Company an additional $5,250 for audit fees. On March 9, 2016, a former officer loaned the Company an additional $6,000 for audit fees. On September 8, 2016, the Company issued to the former officer 19,743 shares of its common stock in full settlement of the related party debt in the amount of $19,743. As of December 31, 2016 and March 31, 2016, $-0- and $19,743, respectively, of this loan remained due.

On May 9, 2016, a shareholder loaned the Company $7,500 for audit fees. On May 11, 2016, a shareholder loaned the Company $1,000 for audit fees. On June 20, 2016, a shareholder loaned the Company $1,500 for audit fees. During the quarter ended September 30, 2016, a shareholder loaned the Company $10,725 for audit and transfer agent fees. As of December 31, 2016, $20,725 of this loan remained due. The loan bears no interest and is due upon demand.

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

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015 (UNAUDITED)

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

As of December 31, 2016, there were no shares of Series A Preferred Stock outstanding.

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

Common Stock

The Company is authorized to issue 500,000,000 shares of its $0.001 par value Common Stock, of which 540,704 shares were issued and outstanding as of December 31, 2016.

On November 4, 2015, a shareholder of Series A Preferred Stock converted 990 preferred shares to 9,900 shares of Common Stock.

On December 7, 2015, a shareholder of Series A Preferred Stock converted 750 preferred shares to 7,500 shares of Common Stock.

On February 4, 2016, the Company underwent a change of control of ownership. VERSAI Inc. returned the 300,000 control shares to the Company’s then sole officer and director that it had previously purchased on September 24, 2015 in order that the company may continue as a going concern. In consideration for the return of the 300,000 common shares, the Company issued 50,000 restricted common shares to the lending group who provided to VERSAI, Inc. the cash consideration to purchase the 300,000 control shares on September 24, 2015.

On February 15, 2016, a shareholder of Series A Preferred Stock converted 600 preferred shares to 6,000 shares of Common Stock.

On April 12, 2016, a shareholder of Series A Preferred Stock converted 1,000 preferred shares to 10,000 shares of Common Stock.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015 (UNAUDITED)

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

On September 8, 2016, 188,710 shares of Series A Preferred stock were converted to 188,710 shares of Common Stock.

On September 8, 2016, the Company issued 1,975 shares of its Common Stock in settlement of $19,743 of the Company’s related-party debt.

On September 9, 2016, the Company issued 2,360 shares of its Common Stock in exchange for $15,000 of services provided to the Company.

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

On October 5, 2016, the Company issued four shares of common stock in connection with the settlement of fractional shares in connection with the reverse stock split effective September 23, 2016.

On October 18, 2016, the Company issued 4,202 shares of its common stock in exchange for $15,000 worth of services provided to the Company.

On November 15, 2016, the Company issued 2,892 shares of its common stock in exchange for $15,000 of services provided to the Company.

As of December 31, 2016, there had been no stock options or warrants granted.

NOTE 6 - SUBSEQUENT EVENTS

Convertible Short-Term Note Payable

On January 6, 2017, the Company entered a convertible short-term promissory note (the “Note”) with a lender in which the lender advanced the Company $50,000. Interest accrues at a rate of 6% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the Note will be due and payable by the Company on the ninety-day anniversary date of the Note – April 6, 2017. The Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the Note may be converted into common stock of the Company at a fixed rate of $0.75 per share.

FIRST HARVEST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015 (UNAUDITED)

Merger Agreement

On February 10, 2017 (the “Closing Date”), the Company entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly owned subsidiary of the Company, and (ii) the Company issued 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s outstanding shares of common stock, following the closing of the Merger Agreement, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

The sole officer, one of the directors and (prior to closing of the Merger Agreement) the largest stockholder of Cannavoices was Kevin Gillespie, who is also the sole officer, director and largest stockholder of the Company.

Effective on the Closing Date, pursuant to the Merger Agreement, Cannavoices became a wholly-owned subsidiary of the Company. The acquisition of Cannavoices is treated as a reverse acquisition, and the business of Cannavoices became the business of the Company. At the time of the reverse recapitalization, the Company was not engaged in any active business.

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

Business Overview

We were incorporated on February 27, 2013 as American Riding Tours, Inc., a Nevada corporation. Our initial business plan related to providing motorcycle tours. On July 22, 2016, we changed our name to ‘First Harvest Corp.’ On February 10, 2017 (the “Closing Date”), we entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., our wholly-owned subsidiary (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became our wholly owned subsidiary, and (ii) we issued 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of our outstanding shares of common stock, following the closing of the Merger Agreement, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices. The Merger Agreement was treated as a reverse acquisition and the business of Cannavoices became our business. Prior to the reverse acquisition, we did not have any significant assets or operations.

Cannavoices is a platform for technology, media and gaming with a focus on the cannabis industry and emerging growth sectors.  We plan to generate revenue primarily through in-app sales of virtual goods, affiliate ecommerce sales promoted by celebrities highlighted on our platform, and through advertising services.

Our ecosystem spans mobile gaming, digital and social media, ecommerce sales and education. We are developing a digital media services platform (the “Platform”) as a way for niche cannabis-related companies, as well as mainstream advertisers to reach a pro-cannabis audience. The Platform solves the communication challenge between pro-legalization supporters of medical and recreational cannabis and advertisers that want to reach this growing demographic.

To reach the pro-cannabis target audience, the Platform currently consists of two elements we have developed:

(1)	Hemp Inc. - A mobile gaming app known as Hemp Inc. (the “Game”) is a business strategy, role playing game providing the user the experience of growing and dispensing cannabis in a virtual environment. It is a strategy-based game that mimics the real life cannabis culture and serves as a platform for advertising and ecommerce sales. This unique, entrepreneurial game is similar in format to a FarmVille or Clash Royale type game for mobile gamers to develop, grow and dispense virtual cannabis and interact with celebrities and advertisers’ “brands” within the game.

The development team for the Game is led by Danny Hammett, the former Executive Vice President at Activision (Nasdaq: ATVI). Mr. Hammett was responsible for their intellectual property development and product launches, including creation of such iconic games as - Call of Duty, Big Game Hunter, Tony Hawk, Spiderman and Toy Story. He has put together a team of developers with experience at such gaming and technology companies as Activision, Sega, MiniClip and DropBox.

The Game is currently available for download on iTunes and is expected to be available on the Google Play Store in the first quarter of 2017. It is a sales platform that uses a viral marketing strategy to take advantage of the social media reach of the celebrities in the Game and the popularity of the cannabis legalization movement. This allows the Game to build its user base with a low acquisition cost.

The gameplay objective is to set up and grow a legal cannabis business in a virtual world, using business strategy to create an environment full of prosperity and growth. The user establishes a grow operation and dispensary, hires staff, buys strains of cannabis to grow, purchases tools, ancillary products and real estate for the cultivation and sale of cannabis and related products, and engages in a business strategy to expand their operations. The Game objective is to also raise social awareness of the benefits of medical cannabis and legalization. The Game has celebrities participating as avatars, which ties to the Game’s revenue model. The celebrities include such recognized names as Jimi Hendrix, Cypress Hill and Melisa Etheridge, as well as such organizations as the National Organization of the Reform of Marijuana Laws (NORML), Freedom Leaf and High Times Magazine. These celebrities promote the game via their social media channels, including Twitter, Facebook, YouTube and Instagram. The celebrity relationships create ties-in to sell merchandise, concert tickets, and other celebrity endorsed products via ecommerce through the Game.

(2)	www.cannavoices.com – A member-based social media platform for subscribers to participate in an open forum with other pro-cannabis supporters, similar in form to an interactive Facebook-style social media platform.

Under this platform, members share cannabis-related news, events, culture, technology, business insights, and inspiration while networking with like-minded individuals, all within one platform. Each member builds a unique personal profile by sharing and documenting his individual voice and journey into realizing the benefits of cannabis. We also intend to publish, through this platform, a quarterly on-line magazine with content designed using an elegant, enlightened theme to promote more socially acceptance of cannabis. This model has a broad appeal to cannabis-affinity groups and has a proven advertising revenue model.

Our primary target audience is socially-active Millennials (ages 18-33) and Generation X’ers (ages 34-50) who own a smartphone and use cannabis, either medically or recreationally. This group is a regular consumer of games, apps, music, movies and online content and is comfortable with making purchases online and through mobile applications. It is estimated that approximately 68% (56.4 million) of the 83 million Millennials and 52% (32.7 million) of the 63 million Generation X’ers favor cannabis legalization, according to the U.S. Census Bureau 2010 and 2014 Pew Research Study. Our social and digital media platforms are focused on bridging the gap between brand conscious advertisers and the estimated 89 million cannabis legalization supporters in this target audience.

Results of Operations

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

For the three months ended December 31, 2016 and 2015, we recognized no revenue. For the three months ended December 31, 2016, we incurred total operating expenses of $35,927, as compared to $-0- for the same period in the prior year. The reason for the increase in operating expenses was for consulting, accounting and transfer agent fees. For the three months ended December 31, 2016, we had a loss from operations of $(35,927), or $(0.07) per common share basic and diluted, as compared to $-0- from operations, or $(0.00) per common share basic and diluted, for the same period in the prior year.

For the Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015

For the nine months ended December 31, 2016 and 2015, we recognized no revenue. For the nine months ended December 31, 2016, we incurred total operating expenses of $69,352, as compared to $5,875 for the same period in the prior year. The reason for the increase in operating expenses was for consulting and additional accounting and transfer agent fees associated with moving to a new audit firm and new transfer agent. For the nine months ended December 31, 2016, we had a loss from operations of $(69,352), or $(0.14) per common share basic and diluted, as compared to a loss from operations of $(5,875), or $(0.02) per common share basic and diluted, for the same period in the prior year.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to March 31, 2016:

	December 31, 2016	March 31, 2016	Increase
Current Assets	$190	$0	$190
Current Liabilities	$26,842	$22,218	$4,624
Working Capital Deficiency	$(26,652)	$(22,218)	$4,434

As of December 31, 2016 and March 31, 2016, we had working capital deficiencies of $26,652 and $22,218, respectively. The increase in the working capital deficiency was due primarily to increased accounts payable and amounts due to a related party. To date, we have not generated any revenue. As a result, we do not have any capital resources to meet our projected cash flow requirements to conduct our proposed operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Therefore, we will require additional financing in order to develop our business. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for operations and these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

During the nine months ended December 31, 2016, we used net cash of $20,535 in operations, and generated $20,725 cash from financing activities. During the nine months ended December 31, 2015, we used net cash of $5,250 in operations and generated $5,250 cash from financing activities.

Sources of Liquidity

During the quarter ended June 30, 2016, a shareholder loaned us an aggregate of $10,000 for audit fees. During the quarter ended September 30, 2016, a shareholder loaned the Company $10,725 for audit and transfer agent fees. The loans bear no interest and are due upon demand.

On January 6, 2017, we entered a convertible short-term promissory note (the “Note”) with a lender in which the lender advanced us $50,000. Interest accrues at a rate of 6% per annum and is due at maturity. Unless earlier converted into our common stock, the principal and accrued interest on the Note will be due and payable on April 6, 2017. The Note is a general unsecured obligation of our company. At the lender’s election, the principal balance and accrued interest on the Note may be converted into shares of our common stock at a conversion price of $0.75 per share.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to December 31, 2016, we had not recognized any revenue.

Stock-Based Compensation: We account for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal quarter ended December 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective November 15, 2016, we issued 2,892 shares of our Common Stock in exchange for $15,000 worth of services provided to us.

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

FIRST HARVEST CORP.

Date: February 21, 2017	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)