Form 10-Q/A
period 2015-12-31
First Harvest Corp.
filed 2017-04-05
CIK 1585755

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of First Harvest Corp. (formerly ‘American Riding Tours, Inc.’ and herein after referred to as the “Company”) on Form 10-Q for the period ended December 31, 2015, filed with the Securities and Exchange Commission on April 5, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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