Form 10-K
period 2017-03-31
First Harvest Corp.
filed 2017-06-30
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55120

First Harvest Corp.

(Exact name of registrant as specified in its charter)

Nevada	46-2143018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5015 W. Nassau Street
Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (877) 749-5909

American Riding Tours, Inc.

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

None

Shares of Common Stock, par value $0.001 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]     No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]     No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]     No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ] (Do not check if a smaller reporting company)	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates as of September 30, 2016 based on the closing sales price of the common stock ($5.50) as reported by the OTC Markets was $1,284,833. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of June 30, 2017, 26,257,572 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Forward Looking Statements.

Statements in this current report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our ability to raise funds for general corporate purposes and operations;

●	the commercial feasibility and success of our technology and products;

●	our ability to recruit qualified management and technical personnel; and

●	the other factors discussed in the “Risk Factors” section and elsewhere in this report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report.

ITEM 1. BUSINESS

General

First Harvest Corp. (the “Company”) is a digital media platform including mobile gaming app development, digital and social media, ecommerce and education, with a focus on the cannabis industry and emerging growth sectors. The Company is an early-stage company and has not generated any revenue as of March 31, 2017. The Company plans to generate revenue primarily through in-app sales and advertising services.

We are developing our platform as a way for niche cannabis-related companies, as well as mainstream advertisers to reach a pro-cannabis audience. We believe our platform solves the communication challenge between pro-legalization supporters of medical and therapeutic cannabis and advertisers that want to reach this growing demographic.

We were originally incorporated on February 27, 2013 as American Riding Tours, Inc., a Nevada corporation. Our initial business plan related to providing motorcycle tours. Effective July 22, 2016, the Company changed its name to “First Harvest Corp.” Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

On February 10, 2017 (the “Closing Date”), the Company entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s outstanding shares of common stock, following the closing of the Merger Agreement, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

Cannavoices was incorporated on June 5, 2015 as a Florida corporation. Effective on the Closing Date, pursuant to the Merger Agreement, Cannavoices became a wholly-owned subsidiary of the Company. The acquisition of Cannavoices is treated as a reverse acquisition, and the business of Cannavoices became the business of the Company. Cannavoices was deemed the accounting acquirer, while the Company was deemed the legal acquirer. At the time of the reverse recapitalization, the Company was not engaged in any active business.

The consolidated financial statements of the Company are those of First Harvest Corp. and of the consolidated entities from the Closing Date and subsequent periods.

Company

To reach the pro-cannabis target audience, our digital media platform (the “Platform”) currently consists of two elements we have developed:

(1)	Hemp Inc - A mobile gaming app known as Hemp Inc (the “Game”) is a business strategy, role playing game providing the user the experience of growing and dispensing cannabis in a virtual environment. It is a strategy-based game that mimics the real life cannabis culture and serves as a platform for advertising and ecommerce sales. This unique, entrepreneurial game is similar in format to a FarmVille or Clash Royale type game for mobile gamers to develop, grow and dispense virtual cannabis and interact with celebrities and advertisers’ “brands” within the game.

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

The Game is currently available for download on iTunes and is expected to be available on the Google Play Store in the third quarter of 2017. It is a sales platform that uses a viral marketing strategy to take advantage of the social media reach of the celebrities in the Game and the popularity of the cannabis legalization movement. This allows the Game to build its user base with a low acquisition cost.

The gameplay objective is to set up and grow a legal cannabis business in a virtual world, using business strategy to create an environment full of prosperity and growth. The user establishes a grow operation and dispensary, hires staff, buys strains of cannabis to grow, purchases tools, ancillary products and real estate for the cultivation and sale of cannabis and related products, and engages in a business strategy to expand their operations. The Game objective is to also raise social awareness of the benefits of medical cannabis and legalization. The Game has celebrities participating as avatars, which ties to the Game’s revenue model. The celebrities include such recognized names as Jimi Hendrix, Cypress Hill and Melisa Etheridge, as well as such organizations as the National Organization of the Reform of Marijuana Laws (NORML), Freedom Leaf and High Times Magazine. These celebrities will promote the game via their social media channels, including Twitter, Facebook, YouTube and Instagram. The celebrity relationships will create tie-ins to sell merchandise, concert tickets, and other celebrity endorsed products via ecommerce through the Game.

Our primary target audience is enthusiasts of action-adventure and business strategy oriented mobile games, with an affinity toward the legalization of medical and recreational/therapeutic cannabis. This is typically a mature, male dominated genre, between ages 17 - 35. In the U.S., people who spent money in their mobile games in 2015 paid an average of $87 on in-app purchases in free-to-play mobile games, according to a March 2016 report from digital commerce analyst Slice Intelligence. This information is based upon more than 4 million digital purchasers in the U.S. The report also states that 10% of mobile users account for 90% of revenue from in-app purchases. We believe this is a highly engaged audience that provides daily revenue opportunities for the Game.

Both the mobile gaming market and the cannabis market are expected to experience double-digit compound annual growth rates over the next five years. According to Newzoo Global Games Market Report, in 2016 mobile games will generate $36.9 billion in revenues, and according to the Investing.com and Forbes research, the cannabis industry is already developed into an estimated $50 billion market, albeit primarily illegal.

(2)	www.cannavoices.com – A member-based social media platform for subscribers to participate in an open forum with other pro-cannabis supporters, similar in form to an interactive Facebook-style social media platform.

Under this platform, members share cannabis-related news, events, culture, technology, business insights, and inspiration while networking with like-minded individuals, all within one platform. Each member builds a unique personal profile by sharing and documenting his individual voice and journey into realizing the benefits of cannabis. We also intend to publish, through this platform, a quarterly on-line magazine with content designed using an elegant, enlightened theme to promote more social acceptance of cannabis. This model has a broad appeal to cannabis-affinity groups and has a proven advertising revenue model.

Our primary target audience is socially-active Millennials (ages 18-33) and Generation X’ers (ages 34-50) who own a smartphone and use cannabis, either medically or therapeuticly. This group is a regular consumer of games, apps, music, movies and online content and is comfortable with making purchases online and through mobile applications. It is estimated that approximately 68% (56.4 million) of the 83 million Millennials and 52% (32.7 million) of the 63 million Generation X’ers favor cannabis legalization, according to the U.S. Census Bureau 2010 and 2014 Pew Research Study. Our social and digital media platforms are focused on bridging the gap between brand conscious advertisers and the estimated 89 million cannabis legalization supporters in this target audience.

We believe that by combining three of the fastest growing business sectors – cannabis, social media and mobile gaming, along with our world-class development team led by the former Executive Vice President of Activision, together with our promotional celebrities and entities, our Platform can become a premiere advertising medium in the cannabis industry.

According to the results of a recent Gallup Poll release October 19, 2016, 60% of Americans support the legalization of cannabis. In a separate Quinnipiac Poll published on February 23, 2017, 93% of Americans favor the use of legalized cannabis for medical purposes if prescribed by a doctor.

From a member or gamer perspective, the Platform eliminates the stigma of cannabis as an illicit drug and provides an affinity driven ecosystem that attracts, engages and inspires members through mobile gaming, social and digital media, ecommerce and education, while advancing a cause they already support.

From an advertiser perspective, the Platform provides a brand-safe environment to reach a large, self-identified, socially active, web-savvy, niche audience with targeted advertisements uniquely matched to their social engagement habits.

Popular social media platform companies like Facebook, LinkedIn, Twitter, Instagram, YouTube and Google+ do not provide advertisers the ability to tap into this segmented market due to restrictive protocols found within their terms of service. By leveraging the Platform, advertisers now have the ability to gain crucial behavioral analytics across several media platforms in order to dramatically increase their brand’s reach, viral marketing, and results.

The Platform creates cross-advertising opportunities. In addition to attracting new members and gamers, both elements of the Platform provide unique user insights and highly actionable intelligence that can better align an advertiser’s products and solutions directly with a more inclined prospect. Whether to expand a member’s knowledge, enjoy an entertaining mobile game, discover alternative therapies, referrals to celebrity affiliates’ ecommerce sites or just join the biggest social movement since prohibition repeal, the Platform empowers members and advertisers alike to connect the voices that change the world.

Revenue Model

The Game is a “freemium” download and has a three-pronged model to generate revenue:

(1)	In-app micro-transactions where gamers are continually offered in-game characters, accessories and dead-drops for enhanced game play for a small payment, typically $0.99 - $9.99;

(2)	Branding and ad-placement within the game; and

(3)	Celebrity affiliate agreements for revenue share via in-app ecommerce purchases.

While the Game has generated some revenue to date, Cannavoices has not received any revenue, and will not until the developer has been repaid in full for the development costs. The Game was soft-launched in May 2016 and is now available to download on iTunes and is expected to be available on the Google Play Store in the third quarter of 2017.

The social media platform was launched in the third quarter of 2015 and is being updated to tie together with the Game analytics to target advertising directly to users based on their preferences. We intend to use the Game and the social media platform to build our subscriber base and boost users’ engagement with the Platform.

The Company is exploring opportunities to expand a suite of mobile games and apps that may or may not be cannabis related, but target similar audience demographics as the Game and social media platform. The Company may explore these opportunities through the acquisition of operating companies, asset purchases or internal development.

Advertising

Our advertising services offer creative ways for marketers and advertisers to reach and engage with our audience. The goal of the engagement-based advertising is to enhance the user experience while delivering real value to advertisers, including:

●	Branded goods and celebrity sponsorships that integrate relevant advertising and messaging within the game-play and social media platforms;

●	Engagement ads, product placement and offers in which game players and social media users engage with advertisers or sign up for third-party promotions; and

●	Display ads in the Game and on the social media platform with online content, including banner advertisements.

Management anticipates reaching a large base of therapeutic and medicinal cannabis users through our integrated game and social media platform. Much like Facebook’s model, management believes that it will be easier to on-board advertisers and charge higher fees once the Platform has reached a large enough base and has the metrics to show user analytics of a targeted audience.

Research and Development

Management believes in continued investment in enhancing existing game-play and digital media with upgrades and developing new digital offerings, software development tools and code modification. We currently have a team of contract software developers managing our existing offerings and researching future enhancements. The Company also entered into a game development and licensing agreement with HKA Digital Limited (“HKA”) on October 2, 2015. HKA is majority owned by a shareholder of the Company. The Company paid HKA a total of $1,195,400 through March 31, 2017.

Intellectual Property

We own the social media platform “www.cannavoices.com,” the digital magazine by the same name “Cannavoices,” and have a licensing agreement with HKA for the mobile gaming software of “Hemp Inc.” Our business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, development tools and trade secrets that we use to develop our digital content and games and enable them to run properly on multiple platforms. Other intellectual property we utilize includes product and celebrity names and audio-visual elements, including graphics, music, story lines and interface design.

While some of this intellectual property was created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licenses and service agreements with third parties. These licenses typically limit our use of intellectual property to specific uses and for specific time periods.

We protect our intellectual property rights by relying on federal, state and common law protections, as well as contractual restrictions. We seek intellectual property protection and trademark protection as appropriate covering development and inventions originating from us. We control access to proprietary technology by entering into confidentiality agreements with certain of our independent contractors and consultants. In addition to these arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress and domain names to protect our intellectual property.

Competition

The Company faces significant competition in all aspects of its business. Specifically, we compete for the leisure time, attention and discretionary spending of our players with other social game and digital media developers on the basis of a number of factors, including quality of player experience, brand awareness and reputation and access to distribution channels.

There currently is not a significant player in the cannabis digital media market. However, the industry is evolving rapidly and is becoming increasingly competitive. Other developers of digital media and social games could develop more compelling content that competes with our social games and adversely affect our ability to attract and retain players and their entertainment time. These competitors, including companies of which we may not be currently aware, may take advantage of social networks, access to a large user base and their network effects to grow rapidly and virally.

Our competitors include:

●	Developers for Web and Mobile Games: We face competition from a number of competitors who develop web and mobile games. Some of these competitors have significant financial, technical and other resources, greater name recognition and longer operating histories and may create games that appeal to our players. The mobile game sector specifically is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts.

●	Other Game Developers: Our players may also play other games on personal computers and consoles, some of which include social features that compete with our social games and have community functions where game developers can engage with their players.

Government Regulation

The Company is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence or mature content, many of which are ill defined, still evolving and could be interpreted in ways that could harm our business or expose us to liability.

In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our games or restrict or impose additional costs upon the conduct of our business.

We may also offer our players various types of sweepstakes, giveaways and promotion opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of player data, including the collection of data from minors. We post our Privacy Policy and Terms of Service online, in which we describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of many data protection laws, and their application to the Internet is unclear and in a state of flux.

The regulatory status of the cannabis industry is shifting rapidly at the state level, with momentum toward a change at the federal level through pressure on the U.S. Congress and the White House. Current federal regulations classify cannabis as a Schedule 1 substance, defined as “drugs with no currently accepted medical use and a high potential for abuse.” This drug classification also includes heroin, LSD and ecstasy.

The legal cannabis industry has evolved considerably over the past 3-5 years. We believe the industry has reached the tipping point for legalization through pressure from citizens’ groups in individual states for the legalization of medical and/or recreational cannabis. As reported by Pew Research Center in April 2015, nearly half (49%) of Americans say they have tried cannabis, and 12% have tried it within the past year.

In a Quinnipiac Poll published on February 23, 2017, 93% of Americans favor the use of legalized cannabis for medical purposes if prescribed by a doctor. This trend is further illustrated in recent surveys of public opinion for cannabis legalization rapidly outpacing opposition. A majority of Americans now favor broad legalization of cannabis. Opinions have changed drastically since 1969, when Gallup first asked the question and found that just 12% favored legalizing cannabis use compared to 60% in 2016.

Millennials (currently 18-34) have been in the forefront of this change: 71% favor legalizing cannabis use, by far the highest percentage of any age cohort. But across all generations - except for the Silent Generation (ages 71- 88) – support for legalization has risen sharply over the past decade to more than 56% according to a Pew Research Center . The Quinnipiac Poll from February 2017 also found that 71% of respondents agree that the government should not enforce federal laws against cannabis in states that have legalized medical or recreational cannabis use.

Public support has given rise to the passage of new cannabis laws and regulations in a number of states, as well as multiple legal reforms on legislative dockets. Each state’s legal environment is unique, making it critical for businesses to know and understand the regulatory landscape on a state-by-state basis.

Another regulatory variable adding to the complexity of the legal cannabis market are the local laws at the municipality and county levels. Even when a state enacts legislation legalizing cannabis, each level of local government has the right to exercise restrictions on cannabis activities, such as retail, consumption, transportation and cultivation. Zoning is an area of particular concern, which is set forth at the local level. This can restrict where businesses can be located and the manner and size in which they operate. Understanding individual state’s laws and local regulations requires business operators and investors to account for multiple levels of regulatory compliance, such as how cannabis may be sourced, processed, distributed, and to whom, where and how it may be sold.

State Legal Status

While new state-level legalization efforts continue to expand the number of states involved in the cannabis industry, only a handful of existing states have any meaningful full-scale operations for the cultivation and distribution of cannabis. This presents a significant growth opportunity for investment over the next several years as the existing legalized states and new states’ markets come online.

●	Medical Cannabis Legalization - 29 states have legalized medical cannabis, plus the territories of Guam and Puerto Rico and Washington, D.C.

●	“Low THC, High Cannabidiol (CBD)” products – An additional 17 states (in addition to the above) now recognize cannabis or cannabidiol derived products for medical reasons in limited situations or as a legal defense. These programs are not counted as comprehensive medical cannabis programs as the 29 states with some form of medical cannabis legalization.

●	Recreational Cannabis Legalization - 8 states (AK, CA, CO, ME, MA, NV, OR, WA, plus Washington, D.C.) have passed laws that allow for adult recreational/therapeutic use of cannabis

●	Industrial Hemp – 30 states recognize hemp as an industrial product

Federal Legal Status

Cannabis is still classified as an illegal substance in the U.S. The Drug Enforcement Agency (“DEA”) and the Food and Drug Administration (“FDA”) currently classify cannabis as a Schedule 1 drug under the Controlled Substances Act. The classification makes cannabis illegal under federal law to cultivate, manufacture, distribute or possess cannabis, and has created a discrepancy between state’s rights and federal law.

This discrepancy has created a complicated environment for cannabis businesses in regards to restrictive banking regulations, interstate trade, IRS tax code and federal bankruptcy laws, especially for companies that directly “touch the plant” such as growers and distributors. For example, since the possession or distribution of cannabis violates federal law, banks that provide services may face the threat of prosecution or sanctions. As a result of being denied banking services or direct access to conventional loans, many of the companies that grow or distribute cannabis directly are forced to transact business on a cash-only basis.

The banking issues created by the federal laws have required the cannabis industry to focus on viable alternatives and have created opportunities for new providers, from finance companies to security and software firms. The issue of interstate trade requires companies that grow or distribute cannabis to duplicate efforts within each state they wish to legally operate and has limited the development of ‘national’ brands. These laws do not directly affect companies operating in ancillary businesses.

Both Congress and the White House are working to clarify the federal position on cannabis while still protecting states’ rights. In 2013, then U.S. Deputy Attorney General James Cole issued an enforcement policy memo to all U.S. attorneys detailing the priorities of the Department of Justice (“DOJ”) when enforcing federal drug laws in states that legalized or decriminalized cannabis. The “Cole Memo” ultimately emphasizes the need for robust state regulation of cannabis. The memorandum “rests on its expectation that state and local governments that have enacted laws authorizing cannabis-related conduct will implement strong and effective regulatory and enforcement systems that will address the threat those state laws could pose to public safety, public health, and other law enforcement interests.”

In February 2014, the White House and the Department of the Treasury gave a roadmap for conducting transactions with cannabis companies operating within state regulations. The most sweeping federal reforms to date, however, have come from Congress in the Rohrabacher-Farr Amendment as part of the federal Omnibus Spending Bill that first passed in 2014 and has continued with the 2017 federal spending bill. Congress voted to protect state medical cannabis and hemp laws from federal interference and cut the DEA’s budget. As an example of increased support for the removal of federal laws banning medical cannabis, the medical cannabis-protecting amendment passed the House 219-189 in 2014 and was accepted by a larger 242-186 majority in 2015, with even more support from both parties year-over-year.

The Senate first introduced The Compassionate Access, Research Expansion and Respect States (CARERS) Act in March 2015 and reintroduced it in June 2017, co-sponsored by Senator Rand Paul (R-KY), Senator Corey Booker (D-NY) and Kirsten Gillibrand (D-NY), the bill would end federal prohibition of medical cannabis and take steps to improve research.

Ancillary Cannabis-Related Businesses:

As more states enact cannabis legislation, the demand for cannabis-related products and services grows. The rapid expansion of the cannabis market combined with more sophisticated management teams and business models entering the market has spurred the development of numerous cannabis-related niche markets. These ancillary markets that do not physically “touch the plant” include infrastructure and support for the cannabis industry in such areas as social media, security, consulting, delivery systems, financial services, software & high-tech, electronic hardware, infused products, extracts & oils, hemp production, ancillary cultivation solutions, and retail.

The federal government still classifies cannabis as a Schedule 1 substance, which leaves many traditional businesses fearing reputational and legal risks of serving the cannabis industry. However, ancillary businesses that do cater to the legal cannabis industry are well positioned to benefit from the growth in the industry.

Market

The legal cannabis markets in the United States are expanding rapidly. There are now twenty-nine states, plus Guam, Puerto Rico and Washington, D.C., with medical cannabis programs and eight of these states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington), plus Washington, D.C. have also legalized cannabis for recreational use.

We believe the market will continue to rapidly expand as existing states broaden the definition of the approved uses for cannabis (i.e. from medicinal to recreational/therapeutic use) and additional states legalize cannabis for at least some purposes. Despite the fact that the Federal Controlled Substances Act makes the use and possession of cannabis illegal on a national level, recent guidance from the federal government suggests that it will continue to tolerate legalization at the state level, especially when backed by strong and effective regulation. We believe it is significant that in 2017, the Congressional Spending Bill specifically prevents the Justice Department from spending money to enforce the federal ban on growing or selling cannabis in states where cannabis has been approved.

The Company believes that not since the repeal of Prohibition in 1933, has a consumer product business opportunity of this magnitude been created simply by changes in the law. According to an IBISWorld report, the cannabis industry is expected to achieve rapid growth over the next five years. We believe the industry will continue to benefit from increasingly favorable attitudes towards medical cannabis-based treatments and applications as acceptance and legitimacy of cannabis continues to grow.

Medical Cannabis Market

The last five years have seen a dramatic shift in public opinion on medical cannabis, which is reflected in the direction of individual states toward legalization. A Quinnipiac Poll published in February 2017, reported 93% of Americans favor the use of legalized cannabis for medical purposes if prescribed by a doctor. Twenty-nine states, plus Guam, Puerto Rico and Washington, D.C., have enacted medical cannabis laws, and there are approximately 1.2 million registered patients within these states. The five states with the largest known current registered medical cannabis patient populations are: California, Colorado, Michigan, Oregon and Washington. An additional 17 states (in addition to the above) now recognize cannabis or cannabidiol derived products for medical reasons in limited situations or as a legal defense. These programs are not counted as comprehensive medical cannabis programs as the 29 states with some form of medical cannabis legalization.

Cannabis has been used for medicinal purposes for thousands of years and has proven to be an effective treatment for pain relief, inflammation and a number of other medical disorders. According to an IBISWorld report, new medical research and changing public opinion have boosted industry growth.

Doctors may prescribe ‘legalized’ medical cannabis in approved states where patients can receive a “recommendation” from a state-approved, licensed physician for the treatment of certain conditions specified by the state. Medical cannabis is being used to treat severe or chronic pain, inflammation, nausea and vomiting, neurologic symptoms (including muscle spasticity), glaucoma, cancer, multiple sclerosis, post-traumatic stress disorder, anorexia, arthritis, Alzheimer’s, Crohn’s disease, fibromyalgia, ADD, ADHD, Tourette’s syndrome, spinal cord injury and numerous other conditions. Cannabis oil has also been proven effective in treating epileptic seizures in children.

Recreational Cannabis Market

Eight states have legalized recreational cannabis – Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Washington, plus Washington, D.C. In November 2012, Colorado voters legalized recreational cannabis use. This history-changing legislation created a window of opportunity for the commercialization and state taxation of a plant group that has, until recently, been virtually untouchable and has set the wheels in motion for other states to follow. In July of 2014, Washington State launched its recreational program and in November 2014, while Oregon and Alaska and the District of Columbia voted to introduce recreational programs commencing in 2015. In November 2016, California, Maine, Massachusetts, and Nevada all passed ballot initiatives for the legalization of recreational cannabis. A Gallup Poll survey from October 2016 showed that 60% of Americans are in favor of legalizing cannabis.

The U.S. Cannabis Market

In a Bank of America / Merrill Lynch cannabis industry research report from December 2015, estimates of the total market size for cannabis sales in the U.S. ranges from $33 billion to $100 billion. That said, according to the report total legal (medical and recreational) cannabis sales could reach $35 billion by 2020.

Another recent cannabis industry research report from Ackrell Capital forecasts the potential growth of the overall legal cannabis consumer market size to $100 billion by 2029 with over 50 million estimated users.

According to an industry research and investment forum, the ArcView Group, legal U.S. cannabis sales increased to $5.4 billion for 2015 from $4.6 billion in 2014 and includes medical and adult consumer sales. This annual gain was largely fueled by the growth in consumer sales, as additional states have approved adult recreational cannabis use. According to ArcView estimates, in 2013 the legal U.S. cannabis market was only a $1.4 billion industry and is targeted to grow to approximately $10 billion in legal sales by 2018 as public opinion on legalizing cannabis has shifted overwhelmingly towards legalization in the last few years.

According to a Cowen & Co. cannabis industry research report, The Cannabis Compendium: Cross-Sector Views on A Budding Industry, published September 12, 2016, “Cannabis prohibition has been in place for 80+ years, but the tides are clearly turning. Potential product applications range from recreational, to health & wellness, to therapeutic, to pharmaceutical. A lack of robust science has proven problematic, given the plant’s many active ingredients (including THC, the only psychotropic compound of 60+). Proponents point to cannabis’ wide use over thousands of years, skeptics advocate for science, and opponents voice concern.”

The Cowen report expects the recreational cannabis market to increase 9x over the next 10 years, assuming federal legalization. The report estimates there are over 32 million yearly cannabis users in the U.S. (and close to 9 million daily users). With an approximately $6 billion in legal cannabis sales in 2016 (recreational and medial), the report anticipates the transitioning of the informal market and capitalizing on growing incidence, higher per caps, and premiumization should drive this increase. The reports project a 24% 10-year revenue compound annual growth rate, or CAGR, which the report states is hard to find in consumer staples, in particular with a $50+ billion end-point.

According to the government sponsored National Survey on Drug Use and Health (“NSDUH”), there were 19.8 million “current” cannabis users in the U.S. in 2013 (used within the past month), up from 14.5 million in 2007. These self-reported results may be conservative based on the reluctance of respondents to admit to the use of an illegal substance in a government-sponsored survey. For example, an international review found general population surveys underestimate alcohol consumption, sometimes by more than 50 percent. These studies suggest that it may be appropriate to inflate the NSDUH-only consumption estimates by a factor of two. Consider that the average cannabis user may spend approximately $1,800 per year on cannabis, according to some estimates (approximately the same estimated amount spent annually by a pack-a-day cigarette smoker). Hence, the low and high industry sales estimate using the NSDUH data range from $36 billion to $72 billion.

By comparison, U.S. beer market sales last year were estimated at $102 billion, the U.S. cigarette market at $66 billion and U.S. coffee market at $30 billion.

It is estimated that for every $1 of legally sold cannabis an additional $2.60 of economic value enters the American economy through ancillary businesses. The cannabis market differs from other emerging markets in that businesses typically expend considerable resources to stimulate demand, while in the cannabis industry significant demand already exists. The demand continues to outpace legal supply due to limitations in state regulations, federal drug, tax and banking laws, and lack of interstate trade.

As more states embrace legalization in some form and existing state programs mature, the demand for cannabis related real estate continues to increase.

We believe Denver provides a good foundation to look at the market as a whole. According to a recent report by the CBRE Group, more than 3.7 million square feet of property is utilized in the cultivation, production, distribution and retailing of cannabis products in the Denver area. With 29 states allowing some form of cannabis production and distribution, the demand for real estate is poised to grow, potentially to more than 100 million square feet nationwide by 2020.

The rapid rate at which available property has been occupied in Denver by cannabis industry businesses has implication for other states and municipalities where cannabis is legal, particularly in states that have legalized recreational cannabis. We believe that Oregon and Washington, for example, will see similar real estate absorption trends and expect that states with larger populations, such as California, will experience massive demand once a stronger and more effective state regulatory system is adopted.

Recent Developments

Financings with EMA Financial, LLC

On April 10, 2017 and May 15, 2017, the Company entered into Securities Purchase Agreements (“SPAs”) with EMA Financial, LLC (“EMA”), wherein the Company issued convertible promissory notes in the aggregate principal amount of $259,500 (the “EMA Notes”) and warrants to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share (“EMA Warrants”).

The EMA Notes bear interest at 12% per annum. The maturity dates of the EMA Notes are April 10, 2018 and May 15, 2018 (the “EMA Note Maturity Dates”). Any amount of principal or interest that is due under the EMA Notes, which is not paid by the Note Maturity Dates, will bear interest at the rate of 24% per annum until it is paid.

The EMA Notes are convertible by EMA into shares of Common Stock at any time on or after 180 days following their issue dates at the applicable conversion price. The conversion price will be the lower of (i) the closing sale price of the Common Stock on the Principal Market on the trading day immediately preceding the Closing Date and (ii) 50% of the lowest sale price for the Common Stock on the Principal Market during the 25 consecutive trading days immediately preceding the date of conversion (the “Conversion Date”). If the Company fails to register the shares of Common Stock underlying the EMA Notes within 180 days of their issue dates, the conversion price will be permanently reduced to: (i) the closing sale price of the Common Stock on the Principal Market on the trading day immediately preceding the Closing Date (as defined therein) and (ii) 40% of the lowest sale price for the Common Stock on the Principal Market during the 25 consecutive trading days immediately preceding the Conversion Date.

EMA does not have the right to convert the EMA Notes into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At any time during the period beginning on their issue dates and ending on the date which is six (6) months following their issue dates (“Prepayment Termination Dates”), the Company shall have the right, exercisable on not less than five trading days prior written notice to EMA, to prepay the outstanding balance on the EMA Notes (principal and accrued interest) (the “Prepayment Amount”), in full, at a price of either 135% of the Prepayment Amount if such payment is made between the 91st and 180th day following their issue dates or at a price of 125% of the Prepayment Amount if such payment is made within 90 days of their issue dates.

All amounts due under the EMA Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of Common Stock upon any conversion of the EMA Notes, (iv) our breach of the covenants, representations or warranties under the EMA Notes, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the Note Issuance Date until the Note has been paid in full, or (xi) our effectuation of a reverse stock split without 10 days prior written notice to EMA. We are required to pay the Default Sum, which is defined in the EMA Note, depending on the event of default that has occurred.

The Company agreed to reserve an initial 2,445,000 shares of Common Stock for conversions under the EMA Notes (the “Initial Reserve”), and also agreed to adjust the Initial Reserve to ensure that it always equals at least ten times the total number of Common Stock that is actually issuable if the entire Note is converted.

The EMA Warrants are immediately exercisable. The exercise price of the Warrants is subject to adjustment for stock dividends and splits, and also subject to dilution protection in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at an effective price per share that is less than the original exercise price of the EMA Warrants.

Pursuant to the SPAs, in the event that at any time on or prior to the date which is six months following the closing of the EMA financings, if the Company desires to borrow funds, raise additional capital and/or issue additional promissory notes, whether convertible into shares of securities of the Company or otherwise (a “Prospective Financing”), EMA shall have the right of first refusal to participate in the Prospective Financing, and the Company shall provide written notice containing the terms of such Prospective Financing to the Purchaser prior to effectuating any such transaction, provided that this right shall not apply to any transaction in which the Company receives more than $250,000 of net proceeds in a single transaction.

Financings with Auctus Fund, LLC

On April 7, 2017 and May 15, 2017 the Company issued convertible promissory notes in the aggregate principal amount of $259,500 (the “Auctus Notes”) to Auctus Fund, LLC, a Delaware limited liability company (“Auctus”). The Company issued the Auctus Notes pursuant to securities purchase agreements (the “Auctus SPAs”), entered into by the Company and Auctus. Pursuant to the SPAs, the Company also issued warrants to Auctus purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share (“Auctus Warrants”).

The Auctus Notes bear interest at the rate of 12% per annum and mature on April 7, 2018 and May 15, 2018 (the “Auctus Maturity Dates”). Any amount of principal or interest on the Auctus Notes which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company has the right to prepay the Auctus Notes with a premium of up to 135% of all amounts owed to Actus, depending upon when the prepayment is effectuated. The Auctus Notes may not be prepaid after the 180th day after their issue dates.

All principal and accrued interest on the Auctus Notes is convertible into shares of the Company’s common stock at the election of Auctus at any time at a conversion price equal to the lesser of (i) either a 50% (in the case of $84,500 of the principal amount of the Auctus Notes) or 60% (in the case of $175,000 of the principal amount of the Auctus Notes) discount to the lesser of the lowest traded price and closing bid price of the Common Stock during the 25 trading days prior to the closing dates of the Auctus Financings and (ii) the Variable Conversion Price (which is defined as either 50% (in the case of $84,500 of the principal amount of the Auctus Notes) or 40% (in the case of $175,000 of the principal amount of the Auctus Notes) of the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading day period prior to conversion). If, at any time when the Auctus Notes are issued and outstanding, the Company issues or sells, or is deemed to have issued or sold shares of common stock, except for shares of Common Stock issued directly to vendors or suppliers of the Company in satisfaction of amounts owed to such vendors or suppliers (provided, however, that such vendors or suppliers shall not have an arrangement to transfer, sell or assign such shares of Common Stock prior to the issuance of such shares), for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the conversion price of the Auctus Notes that are then in effect on the date of such issuance of such shares of Common Stock (a “Auctus Dilutive Issuance”), then immediately upon the Auctus Dilutive Issuance, the conversion price of the Auctus Notes will be reduced to the amount of the consideration per share received by the Company in such Auctus Dilutive Issuance.

The Company will not conduct any equity financing (including debt with an equity component) (“Future Offerings”) during the period ending twelve (12) months following the Auctus financing closing dates, unless it shall have first delivered to Auctus, at least seventy two (72) hours prior to the closing of such Future Offering, written notice describing the proposed Future Offering, including the terms and conditions thereof, and providing Auctus an option during the seventy two (72) hour period following delivery of such notice to purchase the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering.

The Auctus Warrants are immediately exercisable. The exercise price of the Auctus Warrants is subject to adjustment for stock dividends and splits, and also subject to dilution protection in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at an effective price per share that is less than the original exercise price of the Auctus Warrants.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

Employees

We do not have any employees and utilize independent contractors and consultants as needed. We believe we have favorable relations with our independent contractors and consultants.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

We have a limited operating history and a history of operating losses and face many of the risks and difficulties frequently encountered by an early stage company.

We were formed in June 2015 and have a limited operating and performance history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including $2,527,325 for the period ended from Inception (June 5, 2015) through March 31, 2016 and $4,535,060 for the year ended March 31, 2017. The amount of future losses and when, if ever, we will achieve profitability are uncertain. To date, our efforts have been focused primarily on the development and marketing of our business model, development of relationships with advertisers, creation of intellectual property, acquisition of licensed properties and production of the Cannavoices Platform.

Our future success will depend on our ability to compete for the leisure time, attention and discretionary spending of our players and to maintain our relationships with advertisers in our target industry. This will require a sustained marketing effort and acceptance of the Platform, careful planning for the creation of new intellectual property and management of the properties we currently license the rights to, and development of relationships with advertisers in our target industry. Our ability to continue to meet the ever-changing standards of customers and advertisers is not proven.

We will need to secure additional financing.

We anticipate that we will require additional funds for our operations. If we are not successful in securing additional financing, we may be unable to execute our business strategy, which could result in curtailment of our operations.

Our ability to raise additional capital is uncertain and dependent on numerous factors beyond our control including, but not limited to, economic conditions and availability or lack of availability of credit. We may also be restricted by the terms of the EMA and Auctus Financings.

If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	develop or enhance our Game;

●	continue to expand our development, sales and marketing teams;

●	acquire complementary technologies, products or businesses;

●	expand our global operations;

●	hire, train and retain employees; and

●	respond to competitive pressures or unanticipated working capital requirements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, then-existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended March 31, 2017 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital.

In their report dated June 30, 2017, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have not generated revenue and incurred a net loss of $4,535,060 at March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $7,062,385 and expect to continue incurring net losses for the near future. Furthermore, if we were forced to liquidate our assets, the amount realized could be substantially lower than the carrying value of these assets. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions or lenders where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If the Platform fails to gain market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate.

Our ultimate success depends on generating advertising revenues from the Platform. We may not achieve and sustain sufficient market acceptance of the Platform to generate sufficient revenues to cover our costs and allow us to become profitable or even continue to operate.

We may be unable to successfully develop our business.

There can be no assurance that our business strategies will lead to profits. We face risks and uncertainties relating to our ability to successfully implement our strategies of creating and maintaining relationships with advertisers in our target industry, and capturing the leisure time, attention and discretionary spending of our players. Despite our early entry into the cannabis digital media market, and the fact we face no significant direct competitor in this market, we do not know how successfully we will compete with other mobile game developers and platforms or whether we will be successful in the long or short term with our target customers. We have an unproven business model, and operate in a competitive and evolving market. In particular, our business model is based on an expectation that we will be able to be a profitable part of the community of those who support cannabis legalization, and that demand for our role as a link between socially active supporters of cannabis legalization and brand-conscious advertisers will sustain itself or increase.

If we are unable to maintain a good relationship with our advertising partners, our business will suffer.

We will generate substantially all of our revenue through advertising partnerships and expect to continue to do so for the foreseeable future. Any deterioration in our relationship with our advertising partners would harm our business.

If we are unable to maintain a relationship with our celebrity players, our business may suffer.

We have a number of registered celebrity users of the Cannavoices Platform, and we believe their registrations have helped publicize our company and are a substantial attraction to new registered users. To the extent celebrity usage of the Cannavoices Platform declines, it may affect our ability to attract or retain registered users of our platform and this would harm our business.

We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness.

We may need to make greater investments than originally planned in advertising and promotional activity in order to build brand awareness. This may cause a strain on our operation and management, which may affect our business.

We operate in a new and rapidly changing niche in the online gaming and advertising industry, which makes it difficult to evaluate our business.

The cannabis digital media niche, on which our business model is founded, is a new and rapidly evolving one. The growth of the niche and the level of demand and market acceptance of the Platform are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the cannabis digital media niche, many of which are beyond our control, including:

●	Continued worldwide growth of a community of cannabis legalization supporters, which may be affected in ways we cannot predict by changes in or discussions surrounding government regulation of cannabis;

●	Changes in consumer demographics and public tastes and preferences;

●	The availability and popularity of other forms of entertainment;

●	The worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

●	General economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for development of the Cannavoices Platform, including our approach to marketing and promotional activities, will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential consumers. New and different types of entertainment may increase in popularity at the expense of the Cannavoices Platform. A decline in the popularity of the cannabis legalization movement, or of online gaming as a form of entertainment and community building, would harm our business and prospects.

The online game development industry is intensely competitive. We face competition from a number of companies, most of whom have greater resources, and if we are unable to compete effectively or expand into new markets, our business could be negatively impacted.

Competition among web and mobile game developers is intense. We compete on the basis of pricing made available to our advertising partners, the appeal of game content and features to the end user, the features and functionality of our software products and the relevance and popularity of cannabis legalization. There are a number of established, well-financed companies producing game content that will potentially compete with the Cannavoices Platform. Most of our competitors may have access to greater capital resources than we do and as a result may be better positioned to compete in the marketplace.

We may not be able to adequately safeguard our intellectual property rights from unauthorized use, and we may become subject to claims that we infringe on others’ intellectual property rights.

Our business is significantly based on the creation, acquisition, use and protection of intellectual property. We protect our intellectual property rights by relying on federal, state and common law protections, as well as contractual restrictions. We seek intellectual property protection and trademark protection as appropriate covering development and inventions originating from us. We control access to proprietary technology by entering into confidentiality agreements with certain of our independent contractors and consultants. In addition to these arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress and domain names to protect our intellectual property. These measures afford only limited protection and may not preclude competitors from developing products or services similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

Although we implement protective measures and intend to defend our proprietary rights, our efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights can involve complex factual and legal questions and can be expensive, would require management’s attention and might not bring us timely or effective relief.

Furthermore, third parties may assert that our products or processes infringe upon their intellectual property rights. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial judgments, and could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief which could effectively block our use of allegedly infringing intellectual property. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms and conditions, if at all.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

Our ability to grow successfully requires that we have an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Unforeseen “bugs” or errors in the Cannavoices Platform could harm our brand, which could worsen our operating results.

The Cannabis Platform may in the future contain errors or “bugs” that are not detected until after the platform is in online use. Any such errors could harm the overall experience for our users and reduce the number of users. Resolving such errors could also disrupt our operations, cause us to divert resources from other projects, or harm our operating results.

Catastrophic events may disrupt our business.

Our systems and operations are vulnerable to damage or interruption from fires, floods, power losses, telecommunications failures, cyber-attacks, terrorist attacks, acts of war, human errors, break-ins and similar events. Additionally, we rely on our network, data centers and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing and operational support activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, and lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Any new or changes made to laws, regulations, rules or other industry standards affecting our business may have an adverse impact on our financial results.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ill defined, still evolving and could be interpreted in ways that could harm our business or expose us to liability.

In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our games or restrict or impose additional costs upon the conduct of our business.

We also offer our players various types of sweepstakes, giveaways and promotion opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of player data, including the collection of data from minors. We post our Privacy Policy and Terms of Service online, in which we describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of many data protection laws, and their application to the Internet is unclear and in a state of flux.

Our success will be dependent on our ability to attract and retain key personnel.

We believe our success depends on the continued service of our key technical and management personnel, particularly our chief executive officer, Kevin Gillespie, and upon our ability to attract and retain qualified employees, independent contractors and consultants, particularly highly skilled game designers, product managers and engineers. The competition for technical personnel is intense, and the loss of key personnel or the inability to hire such personnel when needed could have a material adverse impact on our results of operation and financial condition.

Laws and regulations affecting the cannabis industry are constantly changing, and this may affect our consumer base in ways that we are unable to predict.

Local, state and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations. We cannot predict the nature of any future laws, regulations, interpretations or applications that may affect us, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on the vitality of the cannabis legalization movement or the unification or popularity of the community in favor of legalization, the members of which community form our anticipated consumer base and underpin our business model.

We have identified material weaknesses in our internal control over financial reporting, which could result in material misstatements in our financial statements.

We have concluded that there are material weaknesses in our internal control over financial reporting due to our small size. Specifically, we lack a functioning audit committee due to a lack of independent board members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and we did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. These material weaknesses could result in the inability to detect or prevent, on a timely basis, material misstatements of our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investors’ perceptions of us. We plan to add independent members to the board of directors in the future, which we anticipate will have some financial experience. In addition, as funds permit, we intend to hire accounting employees. We believe these measures will remediate the control deficiencies. However, we cannot, at this time, estimate how long it will take before these measures are fully implemented, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements.

Risks Related to Our Common Stock

There is not an active liquid trading market for the Company’s common stock.

The Company’s common stock is quoted on the OTC Pink Market under the symbol “HVST”. However, there has been minimal reported trading to date in the Company’s common stock, and we cannot give any assurance that an active trading market will develop. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of our securities. This severely limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of the Company’s common stock; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Because we became a public company by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Voting power of our shareholders is highly concentrated in our chief executive officer.

Our chief executive officer, Kevin Gillespie, beneficially owns approximately 23% of our outstanding shares of common stock. Such concentrated control of the Company may adversely affect the price of our common stock. A shareholder that acquires common stock may have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of our common stock.

As a result of this significant ownership, Mr. Gillespie will have a significant influence on any action to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation; and

●	Effect or prevent a merger, sale of assets or other corporate transaction.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. A lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 5015 W. Nassau Street, Tampa, Florida 33607. The Company utilizes approximately 4,500 square feet of office space from related parties. The amount the Company pays to the related parties for rent varies from month-to-month. We have no leases as of the date of this filing.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was originally listed on the OTC Pink tier of the over-the-counter market on May 13, 2014 under the symbol “AMRD”. Effective July 28, 2016 our symbol was changed to “HVST”. There has been very limited trading in our common stock to date. There are no assurances that an active market will ever develop for the Company’s stock

As of June 29, 2017, the last reported sales price reported on the OTC Pink Markets for our common stock was $2.90 per share. The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on OTC Pink tier of the over-the-counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Effective September 23, 2016, the Company’s board of directors authorized a one-for-ten reverse stock split (the “Reverse Split”). As a result of the Reverse Split, every 10 shares of Common Stock issued and outstanding prior to the Reverse Split were converted into 1 new share of Common Stock. All share and related information presented in the 10K and related financial statements and accompanying footnotes have been adjusted to reflect the decreased number of shares resulting from this action.

Year ended March 31, 2016	High	Low
First Quarter	$3.25	$3.25
Second Quarter	$3.25	$3.25
Third Quarter	$15.00	$3.00
Fourth Quarter	$61.40	$5.50

Year ended March 31, 2017	High	Low
First Quarter	$26.90	$5.50
Second Quarter	$19.56	$1.40
Third Quarter	$6.00	$2.25
Fourth Quarter	$4.85	$1.68

Holders

As of the date of this report, we had approximately 256 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is ClearTrust, LLC, located at 16540 Pointe Village Drive, Suite 210, Lutz, Florida 33558.

Dividends

We have never declared or paid any cash dividends on our capital stock. The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company is authorized to issue up to 1,000,000,000 shares of common stock, $.001 par value. The Company has no authorized preferred stock. As of March 31, 2017 and 2016, the Company had 24,666,182 and 20,332,311 shares of common stock issued and outstanding, respectively.

In June 2015, the Company issued an aggregate of 17,685,608 shares of common stock to founders for services at par value.

In July 2015, the Company sold an aggregate of 669,996 shares of common stock for $590,000 priced between $0.75 and $2.00 per share.

In August 2015, the Company sold an aggregate of 52,499 shares of common stock for $55,000 priced between $0.75 and $2.00 per share.

In September 2015, the Company sold an aggregate of 348,666 shares of common stock for $364,000 priced between $0.75 and $2.00 per share.

In October 2015, the Company sold an aggregate of 240,350 shares of common stock for $280,700 priced between $1.00 and $2.00 per share.

In December 2015, the Company sold an aggregate of 500,763 shares of common stock for $636,525 priced between $1.00 and $2.00 per share.

In January 2016, the Company sold an aggregate of 192,500 shares of common stock for $205,000 priced between $1.00 and $2.00 per share.

In February 2016, the Company sold an aggregate of 50,000 shares of common stock for $100,000 priced at $2.00 per share.

In March 2016, the Company sold an aggregate of 591,929 shares of common stock for $451,001 priced between $0.50 and $2.00 per share.

In April 2016, the Company sold an aggregate of 245,666 shares of common stock between $0.50 and $1.00 per share, for gross proceeds of $180,000.

In April 2016, the Company issued an aggregate of 1,798,588 shares of common stock to various individuals for services valued at $1,348,941.

In May 2016, the Company sold an aggregate of 305,832 shares of common stock between $0.75 and $1.00 per share, for gross proceeds of $247,500.

In June 2016, the Company sold an aggregate of 53,667 shares of common stock between $0.75 and $1.00 per share, for gross proceeds of $49,000.

In July 2016, the Company sold 63,333 shares of common stock at $0.75 per share, for gross proceeds of $47,500.

In August 2016, the Company sold 100,000 shares of common stock at $0.75 per share, for gross proceeds of $75,000.

Effective September 1, 2016, the Company issued an aggregate of 1,334,262 shares of common stock in exchange for the acquisition of 100% of the outstanding common stock of FH Acquisition Corp.

In September 2016, the Company sold an aggregate of 133,334 shares of common stock at $0.75 per share, for gross proceeds of $100,000.

In September 2016, the Company sold an aggregate of 93,000 shares of common stock at $1.00 per share, for gross proceeds of $93,000.

In October 2016, the Company sold an aggregate of 20,000 shares of common stock at $0.75 per share, for gross proceeds of $15,000.

In October 2016, the Company sold an aggregate of 61,500 shares of common stock at $1.00 per share, for gross proceeds of $61,500.

In November 2016, the Company sold an aggregate of 30,000 shares of common stock at $0.75 per share, for gross proceeds of $22,500.

In November 2016, the Company sold an aggregate of 5,000 shares of common stock at $1.00 per share, for gross proceeds of $5,000.

In December 2016, the Company issued an aggregate of 25,000 shares of common stock to an individual for services valued at $18,750.

On February 10, 2017, the Company is deemed to have issued 540,740 shares of common stock, which represented the outstanding shares prior to the closing of the Merger Agreement. (see Note 1 – Nature of Business – Financial Statements Presented)

In February 2017, the Company sold an aggregate of 40,000 shares of common stock at $1.00 per share, for gross proceeds of $40,000.

In March 2017, the Company sold an aggregate of 11,000 shares of common stock at $1.00 per share, for gross proceeds of $11,000.

In March 2017, the Company sold an aggregate of 51,747 shares of common stock at $1.00 per share, for the conversion of convertible notes payable and accrued interest of $51,747.

In March 2017, the Company issued an aggregate of 755,500 shares of common stock to an individual for services valued at $755,500.

As of March 31, 2017, there had been no stock options or warrants granted.

See the disclosure under “Item 1- Business – Recent Developments” for a description of our recent financings with EMA and Auctus.

The transactions described above were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

General

The Company is a digital media platform including mobile gaming app development, digital and social media, ecommerce and education, with a focus on the cannabis industry and emerging growth sectors. The Company is an early-stage company and has not generated any revenue as of March 31, 2017. The Company plans to generate revenue primarily through in-app sales and advertising services.

We are developing our platform as a way for niche cannabis-related companies, as well as mainstream advertisers to reach a pro-cannabis audience. We believe our platform solves the communication challenge between pro-legalization supporters of medical and therapeutic cannabis and advertisers that want to reach this growing demographic.

We were originally incorporated on February 27, 2013 as American Riding Tours, Inc., a Nevada corporation. Our initial business plan related to providing motorcycle tours. Effective July 22, 2016, the Company changed its name to “First Harvest Corp.” Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

On February 10, 2017 (the “Closing Date”), First Harvest Corp. (the “Company”) entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s outstanding shares of common stock, following the closing of the Merger Agreement, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

Cannavoices was incorporated on June 5, 2015 as a Florida corporation. Effective on the Closing Date, pursuant to the Merger Agreement, Cannavoices became a wholly-owned subsidiary of the Company. The acquisition of Cannavoices is treated as a reverse acquisition, and the business of Cannavoices became the business of the Company. Cannavoices was deemed the accounting acquirer, while the Company was deemed the legal acquirer. At the time of the reverse recapitalization, the Company was not engaged in any active business.

The consolidated financial statements of the Company are those of First Harvest Corp. and of the consolidated entities from the Closing Date and subsequent periods.

Results of Operations

For the Year Ended March 31, 2017 compared to the Period Ended from Inception (June 5, 2015) to March 31, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the year ended March 31, 2017 and from inception through March 31, 2016.

Total Operating Expenses. Total operating expenses for the year ended March 31, 2017 were $4,405,848, as compared to $2,527,325 for the period ended from Inception to March 31, 2016, an increase of $1,878,523, or 74.3%. This increase was primarily due to the increase in general and administrative expenses.

General and administrative expenses for the year ended March 31, 2017 were 3,830,448, an increase of $1,923,123 or 100.8%, from $1,907,325 for the period ended from Inception to March 31, 2016. This increase was primarily due to moving from a start-up phase to increased compensation for subcontractors, consultants and professional fees to support our digital media platform and administrative expenses, as well as legal and accounting expenses associated with our reverse merger transaction.

During the year ended March 31, 2017, we incurred non-cash compensation expense of $2,123,191 as part of general and administrative expenses by issuing shares of common stock to various individuals as an incentive for participating in our operations and development compared to $17,686 during the period ended from Inception to March 31, 2016, an increase of $2,105,505 or 119.0%. By issuing shares in lieu of cash consideration, we were able to utilize outside expertise for project management and preserve cash.

General and administrative expenses to related parties for the year ended March 31, 2017 were 626,176, a decrease of $530,707 or 45.9%, from $1,156,883 for the period ended from Inception to March 31, 2016. The decrease was primarily due to the increased use of outside contractors for professional services, while prior year related party compensation offset certain expenses related to the management fees and start-up of the business operations.

Research and development expenses for the year ended March 31, 2017 were 575,400, an decrease of $44,600 or 7.2%, from $620,000 for the period ended from Inception to March 31, 2016. The decrease was primarily related to our shift in development work to our beta-test launch of our mobile gaming app, which commenced in May 2016. Our research and development expenses relate to our outside gaming app development costs for our mobile gaming app, Hemp Inc., performed by HKA. During the year ended March 31, 2017, we have primarily been in beta-test mode of our mobile gaming app to determine technical feasibility and the additional development direction of the app for the targeted audience.

Other Income (Expense). Interest income for the year ended March 31, 2017 was $6,000, an increase from $-0- for the period ended from Inception to March 31, 2016. The interest income is accrued interest related to our $100,000 convertible note receivable from a social media company. We also incurred an increase in interest expense during the year ended March 31, 2017 of $135,212 compared to $-0- during the period ended from Inception to March 31, 2016 due to the notes payable the Company entered into during the year.

Net Loss. As a result of the foregoing, the net loss for the year ended March 31, 2017 was $4,535,060 or $0.20 per common share, basic and diluted, as compared to a loss from operations of $2,527,325 or $0.13 per common share, basic and diluted, for the period ended from Inception to March 31, 2016, an increase of $2,007,735 or 79.4%.

Going Concern

In their report dated June 30, 2017, our independent registered public accounting firm stated that our financial statements for the year ended March 31, 2017 and the period ended from Inception to March 31, 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have not generated revenue and incurred a net loss of $4,535,060 at March 31, 2017. We had an accumulated deficit of $7,062,385 as of March 31, 2017, expect to generate net losses for the near future, and require additional financing to fund future operations.  Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not yet resulted in revenue generation and we have financed our activities using equity and debt financings. Our ability to continue as a going concern is subject to our ability to achieve and maintain profitable operations or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions or private sources, where possible. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. While we continually look for additional financing sources, in the current economic environment the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Therefore, management plans to raise capital to finance our operating and capital requirements. However, we may be unable to do so on terms that are acceptable to us, if at all, particularly given current capital market and overall economic conditions. While we are devoting our best efforts to achieve the business plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2017 compared to March 31, 2016:

	March 31, 2017	March 31, 2016	Change
Current Assets	$-	$54,901	$(54,901)
Current Liabilities	$1,445,552	$-	$1,445,552
Working Capital Deficiency	$(1,445,552)	$54,901	$(1,500,453)

As of March 31, 2017 and March 31, 2016, we had a working capital deficiency of $1,445,552 and a working capital surplus $54,901, respectively, an increase of $1,500,453 or 2,733.0%. The working capital deficiency was due to increased accounts payable and notes payable outstanding at year ended March 31, 2017.

For the year ended March 31, 2017 and the period from Inception to March 31, 2016, we recorded no revenue. As a result, we do not have any capital resources to meet our projected cash flow requirements to conduct our proposed operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Therefore, we will require additional financing in order to develop our business. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for operations and these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

During the year ended March 31, 2017, we used net cash of $2,184,502 in operations, and generated $2,129,771 cash from financing activities, including common stock sales and issuance of notes payable. During the period from Inception to March 31, 2016, we used net cash of $2,527,325 in operations, generated $2,682,226 cash from financing activities from common stock sales and used $100,000 in investing activities related to the note receivable from a social media company.

Sources of Liquidity

Common Stock. During the period ended from Inception to March 31, 2016, we sold an aggregate of 2,646,703 shares of common stock for gross proceeds of $2,682,226. During the year ended March 31, 2017, we sold an aggregate of 1,150,332 shares of common stock for gross proceeds of $935,000. During the period from April 1, 2017 through the date of this filing, we sold an aggregate of 288,000 shares of common stock for gross proceeds of $288,000.

Note Payable. On April 27, 2016, we entered into a secured promissory note (the “Secured Note”) for the principal amount of $600,000 , net of debt discount of $20,000. At March 31, 2017, the principal amount of $600,000 plus accrued interest remained due.

Convertible Promissory Notes Payable. During the year ended March 31, 2017, the Company entered into a series of short-term convertible promissory notes in the aggregate amount of $664,000. At March 31, 2017, the principal amount of $614,000 plus accrued interest remained due. During the period from April 1, 2017 through the date of the filing, we entered into a short-term convertible promissory note in the amount of $25,000, and the Company issued an aggregate of 241,007 shares of common stock for the conversion of these short-term convertible notes payable in the amount of $224,094.

Convertible Notes Financing. In April and May 2017, the Company entered into four separate Securities Purchase Agreements with two lenders for the sale of short-term convertible notes in the aggregate amount of $519,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the year ended March 31, 2017 and from inception through March 31, 2016, we have not recognized any revenue.

Recent Pronouncements

We have evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and do not believe that any of these pronouncements will have a material impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, commodity prices and equity prices. We do not hold any market risk sensitive investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a) of this Form 10-K.

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

Management, with the participation of the Chief Executive Officer (who is also our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Report on Internal Control over Financial Reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of March 31, 2017.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2017 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)	lack of a functioning audit committee due to a lack of independent board members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2)	We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. For example, in connection with the preparation of our 2016 annual report, we became aware of conversions of preferred stock into common stock that occurred during the quarter ended December 31, 2015, which were not reported in the quarterly report on Form 10-Q for the quarter ended December 31, 2015. While the number of shares converted and the impact on the financial statements was immaterial, the lack of personnel was a contributing factor in not determining that corrections needed to be made.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Due to the fact that our internal accounting staff consists solely of a principal financial officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers, directors and significant employees and their ages and their respective positions as of March 31, 2017 were as follows:

Name	Age	Position

Kevin Gillespie	48	Chief Executive Officer, Chairman, President, and Director

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Kevin Gillespie

Kevin Gillespie, has been President, Chief Executive Officer and director of First Harvest Corp. since July 2016 and President, Chief Executive Officer and director of Cannavoices since June 2015. Since November 2014, Mr. Gillespie has been the President and Chief Executive Officer of First Harvest Financial, Inc. (“FHF”), a financial consulting company. Since October 2015, Mr. Gillespie has been the Chairman of the Board of Directors of The Great American Rolling Paper Company (“GARP”), (formerly operating as Watchtower Masterpieces, Inc.), a rolling paper distribution company. Since April 2016, Mr. Gillespie has been the Managing Member of Lexington Tech Ventures Management LLC (“Lexington”), a financial consulting company. Since November 2015, Mr. Gillespie has been the President and Chief Executive Officer of FH Acquisition Corp. (“FHA”), a financial consulting company. Between February 2015 and October 2016, Mr. Gillespie was the President and Chief Executive Officer of FHF Opportunity Fund I, LLC (“FHO Fund”). Since April 2016, Mr. Gillespie has been a Member and Managing Director of Midtown Partners & Co, LLC, a registered broker-dealer. Between May 2011 and January 2015, Mr. Gillespie was a Vice President at JP Turner & Company, LLC, a registered broker-dealer. Mr. Gillespie previously worked for Gunn Allen Financial, a regional asset management firm in Florida, for 15 years. Mr. Gillespie holds series 7 and 63 licenses with the Financial Industry Regulatory Authority, Inc. (FINRA). Mr. Gillespie’s financial industry experience qualifies him to serve on the Company’s board of directors.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Gillespie currently serves as our sole officer and director.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Board Committees

There are currently no committees of the Board of Directors, and the Company does not presently have a director who meets the definition of an “audit committee financial expert,” because the Company does not currently have the resources to retain one.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to do so in the future as we develop our infrastructure and business.

Limitation of Liability of Directors

Pursuant to the Nevada Revised Statutes (“NRS”), our Articles of Incorporation exclude personal liability for our directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a directors receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a directors if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the NRS apply to the Company. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Company shares, unless the transaction is approved by the Company’s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the our sole officer and director for the fiscal year ended March 31, 2017 and from inception through March 31, 2016.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Kevin Gillespie	2017	-0-	-0-	-0-	-0-	-0-	-0-	$270,571	$270,571
Chief Executive Officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	$540,700	$540,700

Kevin Gillespie was paid $270,571 by the Company as a subcontractor for the fiscal year end March 31, 2017. For the period from inception through the period ended March 31, 2016, he was paid $141,200 by a related party as a subcontractor on behalf of the Company, and he was paid $399,500 by the Company as a subcontractor. He currently has no formal compensation agreement.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Grants of Plan-Based Awards During Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

No director received any compensation for services as director in the last two fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of June 29, 2017, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Directors and Officers:

Kevin Gillespie	5,941,929	(3)	22.63%

All officers and directors as a group (one person)	5,941,929	(3)	22.63%

Beneficial owners of more than 5%:

Daniel Hammett	2,800,000		10.66%

Mediverse, LLC (4)	1,572,653		5.99%

(1) Except as otherwise indicated, c/o First Harvest Corp., 5015 W. Nassau Street, Tampa, Florida 33607.

(2) Applicable percentage ownership is based on 26,257,572 shares of common stock outstanding as of the date of filing of this report, together with securities exercisable or convertible into shares of common stock within 60 days of such date for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the date of the filing this report are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 300,000 shares of First Harvest Corp. common stock owned by First Harvest Financial, Inc. Mr. Gillespie, as the sole officer, director and shareholder of First Harvest Financial, Inc., has investment and voting control over the shares held by this entity.

(4) Mediverse, LLC, who’s managing Managing Member is Edward C. White, Jr., P.O. Box 19739, Panama City Beach, FL 32417

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s related parties are First Harvest Financial, Inc. (“FHF”), Lexington Tech Ventures Management, LLC (“Lexington”), and The Great American Rolling Paper Company (“GARP”), by common ownership and management.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the year ended March 31, 2017 and from inception through March 31, 2016, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates. The related parties have been reimbursed the following for the year ended March 31, 2017 and from inception through March 31, 2016, respectively: (a) FHF - $71,600 and $315,000 for management fees, and $103,000 and $126,800 for payments to subcontractors, (b) Lexington - $3,000 and $160,000 for management and subcontractor fees, and (c) GARP - $80,693 and $10,294 for management and subcontractor fees.

The Company incurred rent expense to FHF of $97,312 and $4,089 for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. The Company has no formal lease with FHF.

The Company purchased a convertible promissory note receivable for $100,000 face value of the convertible promissory note from FHO. See Note 4 – Convertible Promissory Note Receivable.

On September 1, 2016, the Company entered into a share exchange agreement with FHA, a consolidated VIE of the Company, whereby all the issued and outstanding capital stock of FHA was acquired by the Company in exchange for 1,334,262 newly issued shares of the Company’s common stock. FHA shares were exchanged on a one-for-one basis with shares of the Company’s common stock.

The majority shareholder of the related parties described above is the president and largest shareholder of the Company. He was paid $270,571 and $399,500 by the Company as a subcontractor for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. He was also paid $0 and $141,200 by FHF as a subcontractor on behalf of the Company for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. He currently has no formal compensation agreement. He is currently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into a game development and licensing agreement with HKA Digital Limited (“HKA”) on October 2, 2015 (the “Development Agreement”).  HKA is majority owned by a shareholder of the Company. The Company paid HKA $575,400 and $620,000 for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work.

On May 9, 2016, a shareholder loaned the Company $7,500 for audit fees. On May 11, 2016, a shareholder loaned the Company $1,000 for audit fees. On June 20, 2016, a shareholder loaned the Company $1,500 for audit fees. During the quarter ended September 30, 2016, a shareholder loaned the Company $10,725 for audit and transfer agent fees. As of March 31, 2017, $20,725 of this loan remained due. The loan bears no interest and is due upon demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant for the audit and review of our annual and quarterly financial statements was RBSM LLP. The following table shows the fees paid or accrued by us to RBSM LLP during these periods:

	For Year Ended March 31, 2017	For the Year Ended March 31, 2016
(1) Audit Fees (1)	$48,500	$11,000
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial statements included following the signature page.

(d) Exhibits

Exhibit Number	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated February 10, 2017 among First Harvest Corp., CV Acquisition Corp. and Cannavoices, Inc.

3.1****	Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on September 7, 2016.

3.2****	Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on September 7, 2016.

3.3*****	Bylaws

4.1**	Warrant issued to EMA Financial, LLC, dated April 10, 2017

4.2**	Warrant issued to Auctus Fund, LLC Stock, dated April 7, 2017

4.3***	Warrant issued to Auctus Fund, LLC dated May 15, 2017

4.4***	Warrant issued to EMA Financial, LLC Dated May 15, 2017

10.1*	Game Development and License Agreement, dated October 2, 2015, by and between Cannavoices, Inc. and HKA Digital Limited

10.2*	Assignment of Note, dated March 31, 2016, by and between Cannavoices, Inc. and FH Opportunity Fund 1, LLC

10.3*	Loan Agreement, dated April 27, 2016, by and between Cannavoices, Inc. and Hit Sum To Me, LLC

10.4*	Promissory Note, dated April 27, 2016, issued by Cannavoices, Inc. to Hit Sum To Me, LLC

10.5*	Security Agreement, dated April 27, 2016, by and between Cannavoices, Inc. and Hit Sum To Me, LLC

10.6*	Form of Convertible Promissory Note, dated July 20, 2016, issued by Cannavoices, Inc.

10.7*	Form of Convertible Promissory Note, dated November 10, 2016, issued by Cannavoices, Inc.

10.8*	Form of Convertible Promissory Note, dated December 14, 2016, issued by Cannavoices, Inc.

10.9*	Form of Convertible Promissory Note, dated January 10, 2017, issued by Cannavoices, Inc.

10.10**	Securities Purchase Agreement between First Harvest Corp. and EMA Financial, LLC dated April 10, 2017

10.11**	12% Convertible Note between First Harvest Corp. and EMA Financial, LLC dated April 10, 2017

10.12**	Securities Purchase Agreement between First Harvest Corp. and Auctus Fund, LLC dated April 7, 2017

10.13**	12% Convertible Note between First Harvest Corp. and Auctus Fund, LLC dated April 7, 2017

10.14***	Securities Purchase Agreement between First Harvest Corp and Auctus Fund, LLC dated May 15, 2017

10.15***	12% Convertible Note between First Harvest Corp and Auctus Fund, LLC dated May 15, 2017

10.16***	Securities Purchase Agreement between First Harvest Corp and EMA Financial LLC dated May 15, 2017

10.17***	12% Convertible Note between First Harvest Corp and EMA Financial LLC dated May 15, 2017

10.18***	Amendment to Securities Purchase Agreement between First Harvest Corp and EMA Financial dated May 23, 2017

21.1*	List of Subsidiaries

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017.

**Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2017.

***Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017.

****Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016.

*****Filed as an exhibit to the Registration Statement on Form S-1, filed with the SEC on September 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARVEST CORP.

Date: June 30, 2017	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ KEVIN GILLESPIE	Chief Executive Officer (Principal Executive Officer, Principal Financial
Kevin Gillespie	Officer and Principal Accounting Officer) and Director	June 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Harvest Corp.

We have audited the consolidated balance sheets of First Harvest Corp. and subsidiaries (the Company) as of March 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2017 and from Inception (June 5, 2015) to March 31, 2016. First Harvest Corp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Harvest Corp. and subsidiaries as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended March 31, 2017 and from Inception (June 5, 2015) to March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

Henderson, Nevada

June 30, 2017

FIRST HARVEST CORP.

Consolidated Balance Sheets

(Audited)

	March 31, 2017	March 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$54,901
Prepaid expenses		-
Total current assets	-	54,901

OTHER ASSETS
Convertible note receivable	100,000	100,000
Interest receivable	6,000	-
Total other assets	106,000	100,000

TOTAL ASSETS	$106,000	$154,901

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$211,723	$-
Bank overdraft	771	-
Due to related party	20,725	-
Convertible notes payable	614,000	-
Notes payable, net of debt discount of $1,667	598,333	-
Total current liabilities	1,445,552	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 24,666,182 and 20,332,311 shares issued and outstanding as of 3/31/2017 and 03/31/2016, respectively.	24,666	20,332
Additional paid-in capital	5,698,167	2,661,894
Accumulated deficit	(7,062,385)	(2,527,325)
Total stockholders’ (deficit) equity	(1,339,552)	154,901

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$106,000	$154,901

The accompanying notes are an integral part of these consolidated audited financial statements.

FIRST HARVEST CORP.

Consolidated Statements of Operations

(Audited)

	For The Year	Inception
	Ended March 31, 2017	(June 5, 2015) to March 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,204,272	750,442
General and administrative - Related Party	626,176	1,156,883
Research and development - Related Party	575,400	620,000

Total Operating Expenses	4,405,848	2,527,325

LOSS FROM OPERATIONS	(4,405,848)	(2,527,325)

OTHER INCOME/(EXPENSE)
Interest income, related party	6,000	-
Interest expense	(135,212)	-

Total other income/(expense)	(129,212)	-

NET LOSS	$(4,535,060)	$(2,527,325)

BASIC LOSS PER COMMON SHARE	$(0.20)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	23,027,894	18,751,669

The accompanying notes are an integral part of these consolidated audited financial statements.

FIRST HARVEST CORP.

Consolidated Statement of Stockholders' Equity (Deficit)

(Audited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance June 5, 2015 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders	17,685,608	17,686	(17,686)	-	-

Issuance of common stock or cash	2,646,703	2,646	2,679,580	-	2,682,226

Net Loss	-	-	-	(2,527,325)	(2,527,325)

Balance, March 31, 2016	20,332,311	$20,332	$2,661,894	$(2,527,325)	$154,901

Issuance of common stock for cash	1,150,332	1,150	933,850	-	935,000

Issuance of common stock to founders	1,798,588	1,799	1,347,142	-	1,348,941

Stock issued for services	780,500	780	773,470	-	774,250

Recapitalization of the Company	552,704	553	(69,884)	-	(69,331)

Issuance of common stock for the conversion of convertible promissory notes	51,747	52	51,695	-	51,747

Net Loss	-	-	-	(4,535,060)	(4,535,060)

Balance, March 31, 2017	24,666,182	$24,666	$5,698,167	$(7,062,385)	$(1,339,552)

FIRST HARVEST CORP.

Consolidated Statements of Cash Flows

(Audited)

	For The Year	Inception
	Ended	(June 5, 2015) to
	March 31, 2017	March 31, 2016

OPERATING ACTIVITIES

Net loss	$(4,535,060)	$(2,527,325)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services and expenses	2,123,191	-
Debt discount	18,333	-
Changes in operating assets and liabilities
Increase in interest receivable, related party	(6,000)	-
Decrease in other receivables	12,000
Increase in accounts payable and accrued expenses	203,034	-

Net cash used in operating activities	(2,184,502)	(2,527,325)

INVESTING ACTIVITIES
Convertible note receivable	-	(100,000)

Net cash used in investing activities	-	(100,000)

FINANCING ACTIVITIES

Bank overdraft	771	-
Proceeds from common stock issued for cash	935,000	2,682,226
Proceeds from convertible notes payable	614,000	-
Proceeds from notes payable	580,000	-

Net cash provided by financing activities	2,129,771	2,682,226

NET INCREASE IN CASH	(54,731)	54,901

CASH AT BEGINNING OF PERIOD	54,731	-

CASH AT END OF PERIOD	$-	$54,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$88,867	$-
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount	$1,667	$-
Non cash stock issued in advance for prepaid expense	$18,750	$-
Liabilities assumed during reverse merger	$70,725	$-
Stock issued for settlement of notes and interest	$51,747	$-
Recapitalization	$(69,331)	$-

The accompanying notes are an integral part of these consolidated audited financial statements.

1.	NATURE OF BUSINESS

The consolidated financial statements presented are those of First Harvest Corp. (the “Company”). The Company is an early stage company with a digital media platform including mobile gaming app development, digital and social media, ecommerce and education with a focus on the cannabis industry and emerging growth sectors. The Company has not generated any revenue as of March 31, 2017. The Company plans to generate revenue primarily through in-app sales and advertising services.

The Company was incorporated under the laws of the State of Nevada on February 27, 2013 as American Riding Tours, Inc. On July 5, 2016, the Company changed its name to First Harvest Corp. Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

Financial Statements Presented

On February 10, 2017 (the “Closing Date”), the Company entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s outstanding shares of common stock, following the closing of the Merger Agreement, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

The sole officer, one of the directors and (prior to closing of the Merger Agreement) the largest stockholder of Cannavoices was Kevin Gillespie, who is also the sole officer, director and largest stockholder of the Company.

Cannavoices was incorporated on June 5, 2015 as a Florida corporation. Effective on the Closing Date, pursuant to the Merger Agreement, Cannavoices became a wholly-owned subsidiary of the Company. The acquisition of Cannavoices is treated as a reverse acquisition, and the business of Cannavoices became the business of the Company. Cannavoices was deemed the accounting acquirer, while the Company was deemed the legal acquirer. At the time of the reverse recapitalization, the Company was not engaged in any active business.

The consolidated financial statements of the Company are those of First Harvest Corp. and of the consolidated entities from the Closing Date and subsequent periods.

2.	GOING CONCERN AND MANAGEMENT’S PLAN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and during the year ended March 31, 2017 incurred a net loss of $4,535,060. The Company has an accumulated deficit of $7,062,385 as of March 31, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally, the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Cannavoices, Inc. and FH Acquisition Corp. All significant intercompany balances and transactions have been eliminated in consolidation

Consolidated Variable Interest Entity (“VIE”)

On September 1, 2016, Cannavoices entered into a share exchange agreement with FHA, whereby all the issued and outstanding capital stock of FHA was exchanged for 1,334,262 newly issued shares of the Cannavoices’ common stock. FHA shares were exchanged on a one-for-one basis with the shares of the Cannavoices’ common stock. As of the date of the share exchange agreement, FHA is a wholly-owned subsidiary of the Company.

The Company previously determined FH Acquisition Corp. (“FHA”) was a VIE and Cannavoices was the primary beneficiary. This was concluded as FHA collected capital raised from investors and funded invoices of Cannavoices as directed by the Cannavoices’ Board of Directors. The Company has presented the financial statements on a consolidated basis since FHA’s inception (November 23, 2015). Accordingly, intercompany activity between the Company and FHA are eliminated in consolidation.

Use of Estimates

The financial statements and accompanying notes are prepared in accordance with US GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock and the valuation allowance relating to the Company’s deferred tax assets.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned. The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet. For the period from February 27, 2013 (inception) to March 31, 2017, the Company did not recognize any revenue.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense for the years ended March 31, 2017 and from inception through March 31, 2016, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents, to the extent the funds are not being held for investment purposes. As at March 31, 2017, the Company had no cash equivalents.

Fair Value of Financial Instruments

The carrying amounts (if any) of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) in accordance with US GAAP, ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Although there were common stock equivalents as of the year ended March 31, 2017, they were anti-dilutive.

	For the Year Ended March 31, 2017	From inception through March 31, 2016
Net Loss	$(4,535,060)	$(2,527,325)
Weighted Average Shares	23,027,894	18,751,669
Net Loss Per share	$(0.20)	$(0.13)

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of and for the year ended March 31, 2017 and from inception through 2016.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent Accounting Pronouncements

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2019. While the Company does not expect the adoption of ASU 2016-16 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-16 may have on its financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its business, its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company's fiscal year ending March 31, 2018. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company's fiscal year ending March 31, 2020. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company expects that this guidance will not have a material effect on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC 740, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company expects that this guidance will not have a material effect on its financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern,” which impacts the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The amendment also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016. The Company has adopted this new guidance effective as of the inception date. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 beginning April 1, 2018 and apply the full retrospective approach. Until such time as the Company makes an acquisition or commences monetizing its assets, the Company does not know what the impact of this new standard will be or if it will impact the Company’s disclosure.

4.	CONVERTIBLE PROMISSORY NOTE RECEIVABLE

On March 31, 2016, the Company purchased a convertible promissory note from a related party (the “Assignor”) in the principal amount of $100,000. The convertible promissory note was assigned to the Company for $100,000 in cash consideration and the Assignor of the convertible promissory note relinquished any further participating interest. The convertible promissory note accrues interest at 6% compounded annually and matures on November 30, 2017. The convertible promissory note is convertible into equity of the social media company, who is the maker of the note, upon events not certain to occur as of March 31, 2017.

The balance of the convertible promissory note receivable, including accrued interest at March 31, 2017 was $106,000. For the year ended March 31, 2017, the Company recognized $6,000 in interest income.

5.	NOTE PAYABLE

On April 27, 2016, the Company entered into a promissory note for the principle amount of $600,000, net of associated discount of $20,000. The note bears interest at 15% per annum and interest payments were to be paid monthly beginning June 1, 2016. The Company has the right to prepay the note at any time without penalty. The promissory note is secured by a security interest in all of the assets of the Company. The principal and accrued interest of the note will be due and payable by the Company on the one-year anniversary date of the note – April 27, 2017. The Company reached agreement with the holder of the promissory note to extend the maturity date until July 1, 2017.

The outstanding principal of the promissory note at March 31, 2017 was $600,000, net of debt discount of $1,667. For the year ended March 31, 2017, the Company recognized $82,500 in interest expense and amortization of debt discount of $18,333, respectively, included in interest expense in the accompanying statement of operations. As of March 31, 2017, the Company recorded $15,000 in accrued interest expense.

6.	CONVERTIBLE PROMISSORY NOTES PAYABLE

On July 20, 2016, the Company entered into a Convertible Promissory Note (the “Note”) with a lender in which the lender advanced the Company $200,000. Interest accrues at a rate of 15% per annum and is due on the first of each month. Unless earlier converted into the Company’s common stock (as discussed below), the principal and any unpaid accrued interest on the note will be due and payable by the Company on the one-year anniversary date of the note – July 20, 2017. The note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and unpaid accrued interest on the note may be converted into common stock of the Company at a fixed rate of $0.75 per share. The Company determined that the Note is out of money, as there is no difference between the fair value of the stock ($0.75/share) and the contractual conversion price ($0.75/share), and hence no debt discount was recognized as at March 31, 2017.

The outstanding balance of the convertible promissory note at March 31, 2017 was $200,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $20,918 in interest expense in the accompanying statement of operations. As of March 31, 2017, the Company recorded $2,500 in accrued interest expense.

On November 10, 2016, the Company entered into a series of Convertible Short-Term Promissory Notes (the “November Short-Term Notes”) with lenders in which the lenders advanced the Company $165,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the November Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the November Short-Term Notes – February 8, 2017. The November Short-Term Notes are a general unsecured obligation of the Company. At each lender’s election, the principal balance and accrued interest on the November Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. The Company reached agreement with the holders of the November Short-Term Notes to extend the maturity date. (see Note 11 – Subsequent Events – Convertible Promissory Notes Payable)

The outstanding balance of the November Short-Term Notes at March 31, 2017 was $115,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $5,836 in interest expense.

On December 14, 2016, the Company entered into a series of Convertible Short-Term Promissory Notes (the “December Short-Term Notes”) with lenders in which the lenders advanced the Company $73,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the December Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the December Short-Term Notes – March 14, 2017. The December Short-Term Notes are a general unsecured obligation of the Company. At each lender’s election, the principal balance and accrued interest on the December Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. The Company reached agreement with the holders of the December Short-Term Notes to extend the maturity date. (see Note 11 – Subsequent Events – Convertible Promissory Notes Payable)

The outstanding balance of the December Short-Term Notes at March 31, 2017 was $73,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $2,017 in interest expense.

On January 6, 2017, the Company entered into a convertible short-term promissory note (the “January 6 Short-Term Note”) with a lender in which the lender advanced the Company $50,000. Interest accrues at a rate of 6% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the Note will be due and payable by the Company on the ninety-day anniversary date of the Note – April 6, 2017. The Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the Note may be converted into common stock of the Company at a fixed rate of $0.75 per share. The Company reached agreement with the holder of the January 6 Short-Term Notes to extend the maturity date. (see Note 11 – Subsequent Events – Convertible Promissory Notes Payable)

The outstanding balance of the January 6 Short-Term Note at March 31, 2017 was $50,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $690 in interest expense.

On January 10, 2017, the Company entered into a series of Convertible Short-Term Promissory Notes (the “January Short-Term Notes”) with lenders in which the lenders advanced the Company $40,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the January Short-Term Notes will be due and payable by the Company on the ninety-day anniversary date of the January Short-Term Notes – April 10, 2017. The January Short-Term Notes are a general unsecured obligation of the Company. At each lender’s election, the principal balance and accrued interest on the January Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. The Company reached agreement with the holders of the January Short-Term Notes to extend the maturity date. (see Note 11 – Subsequent Events – Convertible Promissory Notes Payable)

The outstanding balance of the January Short-Term Notes at March 31, 2017 was $40,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $792 in interest expense.

On February 10, 2017, the Company entered into a Convertible Short-Term Promissory Note (the “February 10 Short-Term Note”) with a lender in which the lender advanced the Company $40,000. Interest accrues at a rate of 6% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the February 10 Short-Term Note was due and payable by the Company on the forty-five day anniversary date of the February 10 Short-Term Note – March 27, 2017. The February 10 Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the February 10 Short-Term Note may be converted into common stock of the Company at a fixed rate of $0.75 per share. The Company reached agreement with the holder of the February 10 Short-Term Note to extend the maturity date. (see Note 11 - Subsequent Events - Convertible Promissory Notes Payable).

The outstanding balance of the February 10 Short-Term Notes at March 31, 2017 was $40,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $322 in interest expense.

On February 11, 2017, the Company entered into a series of Convertible Short-Term Promissory Notes (the “February Short-Term Notes”) with lenders in which the lenders advanced the Company $60,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the February Short-Term Notes will be due and payable by the Company on the ninety-day anniversary date of the February Short-Term Notes – May 12, 2017. The February Short-Term Notes are a general unsecured obligation of the Company. At each lender’s election, the principal balance and accrued interest on the February Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. The Company reached agreement with the holders of the February Short-Term Notes to extend the maturity date. (see Note 11 – Subsequent Events – Convertible Promissory Notes Payable)

The outstanding balance of the February Short-Term Notes at March 31, 2017 was $60,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $630 in interest expense.

On March 2, 2017, the Company entered into a series of Convertible Short-Term Promissory Notes (the “March Short-Term Notes”) with lenders in which the lenders advanced the Company $36,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the March Short-Term Notes will be due and payable by the Company on the ninety-day anniversary date of the March Short-Term Notes – May 12, 2017. The March Short-Term Notes are a general unsecured obligation of the Company. At each lender’s election, the principal balance and accrued interest on the March Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. The Company reached agreement with the holders of the March Short-Term Notes to extend the maturity date. (see Note 10 – Subsequent Events – Convertible Promissory Notes Payable)

The outstanding balance of the March Short-Term Notes at March 31, 2017 was $36,000 and classified as a short-term liability. For the year ended March 31, 2017, the Company recognized $224 in interest expense.

7.	STOCKHOLDERS’ EQUITY AND CONTRIBUTED CAPITAL

Recent Sale of Securities

The Company is authorized to issue up to 1,000,000,000 shares of common stock, $.001 par value. The Company has no authorized preferred stock. As of March 31, 2017 and 2016, the Company had 24,666,182 and 20,332,311 shares of common stock issued and outstanding, respectively.

In June 2015, the Company issued an aggregate of 17,685,608 shares of common stock to founders for services at par value.

In July 2015, the Company sold an aggregate of 669,996 shares of common stock for $590,000 priced between $0.75 and $2.00 per share.

In August 2015, the Company sold an aggregate of 52,499 shares of common stock for $55,000 priced between $0.75 and $2.00 per share.

In September 2015, the Company sold an aggregate of 348,666 shares of common stock for $364,000 priced between $0.75 and $2.00 per share.

In October 2015, the Company sold an aggregate of 240,350 shares of common stock for $280,700 priced between $1.00 and $2.00 per share.

In December 2015, the Company sold an aggregate of 500,763 shares of common stock for $636,525 priced between $1.00 and $2.00 per share.

In January 2016, the Company sold an aggregate of 192,500 shares of common stock for $205,000 priced between $1.00 and $2.00 per share.

In February 2016, the Company sold an aggregate of 50,000 shares of common stock for $100,000 priced at $2.00 per share.

In March 2016, the Company sold an aggregate of 591,929 shares of common stock for $451,001 priced between $0.50 and $2.00 per share.

In April 2016, the Company sold an aggregate of 245,666 shares of common stock between $0.50 and $1.00 per share, for gross proceeds of $180,000.

In April 2016, the Company issued an aggregate of 1,798,588 shares of common stock to various individuals for services valued at $1,348,941.

In May 2016, the Company sold an aggregate of 305,832 shares of common stock between $0.75 and $1.00 per share, for gross proceeds of $247,500.

In June 2016, the Company sold an aggregate of 53,667 shares of common stock between $0.75 and $1.00 per share, for gross proceeds of $49,000.

In July 2016, the Company sold 63,333 shares of common stock at $0.75 per share, for gross proceeds of $47,500.

In August 2016, the Company sold 100,000 shares of common stock at $0.75 per share, for gross proceeds of $75,000.

Effective September 1, 2016, the Company issued an aggregate of 1,334,262 shares of common stock in exchange for the acquisition of 100% of the outstanding common stock of FH Acquisition Corp.

In September 2016, the Company sold an aggregate of 133,334 shares of common stock at $0.75 per share, for gross proceeds of $100,000.

In September 2016, the Company sold an aggregate of 93,000 shares of common stock at $1.00 per share, for gross proceeds of $93,000.

In October 2016, the Company sold an aggregate of 20,000 shares of common stock at $0.75 per share, for gross proceeds of $15,000.

In October 2016, the Company sold an aggregate of 61,500 shares of common stock at $1.00 per share, for gross proceeds of $61,500.

In November 2016, the Company sold an aggregate of 30,000 shares of common stock at $0.75 per share, for gross proceeds of $22,500.

In November 2016, the Company sold an aggregate of 5,000 shares of common stock at $1.00 per share, for gross proceeds of $5,000.

In December 2016, the Company issued an aggregate of 25,000 shares of common stock to an individual for services valued at $18,750.

On February 10, 2017, the Company is deemed to have issued 540,740 shares of common stock, which represented the outstanding shares prior to the closing of the Merger Agreement. (see Note 1 – Nature of Business – Financial Statements Presented)

In February 2017, the Company sold an aggregate of 40,000 shares of common stock at $1.00 per share, for gross proceeds of $40,000.

In March 2017, the Company sold an aggregate of 11,000 shares of common stock at $1.00 per share, for gross proceeds of $11,000.

In March 2017, the Company sold an aggregate of 51,747 shares of common stock at $1.00 per share, for the conversion of convertible notes payable and accrued interest of $51,747.

In March 2017, the Company issued an aggregate of 755,500 shares of common stock to an individual for services valued at $755,500.

As of March 31, 2017, there had been no stock options or warrants granted.

8.	INCOME TAXES

At March 31, 2017 and 2016, the Company had federal operating loss carry forwards of $1,926,288 and $985,658, respectively, which begins to expire in 2036.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	March 31, 2017	March 31, 2016
Income tax benfit at statutory rate	$(940,630)	$(985,658)
Net deferred tax asset	940,630	985,658
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2017	March 31, 2016
NOL carryover	$(4,939,194)	$(2,527,325)
Total deferred tax assets	1,926,288	985,658
Valuation allowance	(1,926,288)	(985,658)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2017 and 2016 was $1,926,288 and $985,658, respectively, which will begin to expire 2036. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2017 and 2016 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2017 and 2016:

	2017	2016
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(4.00)%	(4.00)%
Change in valuation allowance	39.0%	39.0%
Effective tax rate	0.0%	0.0%

9.	RELATED PARTY TRANSACTIONS

The Company’s related parties are First Harvest Financial, Inc. (“FHF”), Lexington Tech Ventures Management, LLC (“Lexington”), and The Great American Rolling Paper Company (“GARP”), by common ownership and management.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the years ended March 31, 2017 and from inception through March 31, 2016, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates. The related parties have been reimbursed the following for the years ended March 31, 2017 and 2016, respectively: (a) FHF - $71,600 and $315,000 for management fees, and $103,000 and $126,800 for payments to subcontractors, (b) Lexington - $3,000 and $160,000 for management and subcontractor fees, and (c) GARP - $80,693 and $10,294 for management and subcontractor fees.

The Company incurred rent expense to FHF of $97,312 and $4,089 for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. The Company has no formal lease with FHF.

The Company purchased a convertible promissory note receivable for $100,000 face value of the convertible promissory note from FHO. See Note 4 – Convertible Promissory Note Receivable.

On September 1, 2016, the Company entered into a share exchange agreement with FHA, a consolidated VIE of the Company, whereby all the issued and outstanding capital stock of FHA was acquired by the Company in exchange for 1,334,262 newly issued shares of the Company’s common stock. FHA shares were exchanged on a one-for-one basis with shares of the Company’s common stock.

The majority shareholder of the related parties described above is the president and largest shareholder of the Company. He was paid $270,571 and $399,500 by the Company as a subcontractor for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. He was also paid $0 and $141,200 by FHF as a subcontractor on behalf of the Company for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. He currently has no formal compensation agreement. He is currently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into a game development and licensing agreement with HKA Digital Limited (“HKA”) on October 2, 2015 (the “Development Agreement”). HKA is majority owned by a shareholder of the Company. The Company paid HKA $575,400 and $620,000 for the year ended March 31, 2017 and from inception through March 31, 2016, respectively. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work.

On May 9, 2016, a shareholder loaned the Company $7,500 for audit fees. On May 11, 2016, a shareholder loaned the Company $1,000 for audit fees. On June 20, 2016, a shareholder loaned the Company $1,500 for audit fees. During the quarter ended September 30, 2016, a shareholder loaned the Company $10,725 for audit and transfer agent fees. As of March 31, 2017, $20,725 of this loan remained due. The loan bears no interest and is due upon demand.

10.	COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters that were deemed material to the financial statements as of March 31, 2017.

11.	SUBSEQUENT EVENTS

Convertible Notes Financing

In April and May the Company entered into four separate Securities Purchase Agreements with two lenders (“Holders”) for the sale of short-term convertible notes (“Convertible Notes Financing”) in the aggregate amount of $519,000. The Convertible Notes Financing bears interest at 12% per annum and matures at the one-year anniversary date (“Maturity Date”). If the Convertible Notes Financing and accrued interest balance are not paid or converted by the Maturity Date, then the default interest rate shall be 24% per annum. The Convertible Notes Financing and accrued interest can be converted in whole or in part to the Company’s common stock at the Holder's option at any time after 180 days following the issuance date. The Convertible Notes Financing can be prepaid at prices between 125% to 135% of the outstanding balance up to 180 days after the issuance date. The conversion price is calculated as 40% to 60% of the market price, which is determined by a discount based on the lesser of the stock price on the issuance date or the lowest traded price of the common stock during the 25-trading day period prior to conversion. The Holders were also issued warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

Convertible Promissory Notes Payable

November Short Term Notes - During the period from April 1, 2017 through the date of these financial statements, the Company converted $5,000 of the principal balance plus accrued interest into 5,195 shares of common stock at $1.00 per share. The Company repaid an aggregate of $97,500 of the principal balance plus accrued interest, and the principal balance outstanding as of the date of these financial statements is $12,500, which has been extended by agreement with the lender.

December Short Term Notes - During the period from April 1, 2017 through the date of these financial statements, the Company converted an aggregate of $38,000 of the principal balance plus accrued interest into an aggregate of 39,253 shares of common stock at $1.00 per share. The principal balance outstanding as of the date of these financial statements is an aggregate of $35,000, which has been extended by agreement with the lenders.

January 6 Short Term Notes - During the period from April 1, 2017 through the date of these financial statements, the Company converted $50,000 of the principal balance plus accrued interest into 67,653 shares of common stock at $0.75 per share. There is no principal balance outstanding.

January Short Term Notes - During the period from April 1, 2017 through the date of these financial statements, the Company converted an aggregate of $30,000 of the principal balance plus accrued interest into an aggregate of 30,600 shares of common stock at $1.00 per share. The principal balance outstanding as of the date of these financial statements is an aggregate of $10,000, which has been extended by agreement with the lenders.

February 10 Short Term Notes - During the period from April 1, 2017 through the date of these financial statements, the Company repaid $40,000 of the principal balance plus accrued interest. There is no principal balance outstanding.

February Short Term Notes - During the period from April 1, 2017 through the date of these financial statements, the Company converted an aggregate of $60,000 of the principal balance plus accrued interest into an aggregate of 61,324 shares of common stock at $1.00 per share. There is no principal balance outstanding.

March Short Term Notes - During the period from April 1, 2017 through the date of these financial statements, the Company converted an aggregate of $36,000 of the principal balance plus accrued interest into an aggregate of 36,982 shares of common stock at $1.00 per share. There is no principal balance outstanding.

On May 16, 2017, the Company entered a convertible short-term promissory note (the “May 16 Short-Term Note”) with a lender in which the lender advanced the Company $25,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the Note will be due and payable by the Company on the ninety-day anniversary date of the Note – August 14, 2017. The Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the Note may be converted into common stock of the Company at a fixed rate of $1.00 per share.

Common Stock

During the period from April 1, 2017 through the date of these financial statements, the Company sold an aggregate of 288,000 shares of common stock, resulting in gross proceeds of $288,000 at $1.00 per share. The Company issued an aggregate of 241,007 shares of common stock for the conversion of convertible notes payable and accrued interest in the amount of $224,094 at conversion prices between $0.75 and $1.00 per share (see above – Convertible Promissory Notes Payable). The Company issued an aggregate of 1,062,383 shares of common stock to various individuals for services valued at $1,062,383.

