Form 10-Q
period 2017-06-30
First Harvest Corp.
filed 2017-08-14
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company) Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X] .

As of August 14, 2017, there were 28,807,239 shares of registrant’s common stock outstanding.

FIRST HARVEST CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Harvest Corp.

Condensed Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$51,250	$-
Total current assets	51,250	-

OTHER ASSETS
Convertible note receivable	100,000	100,000
Interest receivable	7,500	6,000
Total other assets	107,500	106,000

TOTAL ASSETS	$158,750	$106,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,831	$211,723
Bank overdraft	-	771
Due to related party	-	20,725
Derivative liability	1,185,185	-
Warrant Liability	1,562,291	-
Convertible notes payable, net of debt discount of $418,592 and $0, respectively	507,908	614,000
Notes payable, net of debt discount of $0 and $1,667, respectively	600,000	598,333
Total current liabilities	4,038,215	1,445,552

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- and -0- shares issued and outstanding as of 6/30/2017 03/31/2017, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 26,257,572 and 24,666,182 shares issued and outstanding as of 6/30/2017 and 03/31/2017, respectively.	26,258	24,666
Additional paid-in capital	7,271,052	5,698,167
Accumulated deficit	(11,176,775)	(7,062,385)
Total stockholders’ deficit	(3,879,465)	(1,339,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$158,750	$106,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Harvest Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months	For The Three Months
	Ended June 30, 2017	Ended June 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	1,334,724	1,724,054
General and administrative - Related Party	202,173	133,812
Research and development - Related Party	164,000	501,000

Total Operating Expenses	1,700,897	2,358,866

LOSS FROM OPERATIONS	(1,700,897)	(2,358,866)

OTHER INCOME/(EXPENSE)
Interest income, related party	1,500	1,500
Interest expense	(2,301,015)	(7,500)
Loss on change in derivative liability	(113,978)	-

Total other income/(expense)	(2,413,493)	(6,000)

NET LOSS	$(4,114,390)	$(2,364,866)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	25,785,906	20,456,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

First Harvest Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	June 30, 2017	June 30, 2016

OPERATING ACTIVITIES

Net loss	$(4,114,390)	$(2,364,865)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services and expenses	1,067,477	1,457,805
Amortization of Debt discount	(370,092)	-
Loan issuance costs	35,000	-
Increase in derivative and warrant liability	2,747,476	-
Changes in operating assets and liabilities
Increase in interest receivable, related party	(1,500)	(1,500)
Increase in prepaid expenses	-	(18,750)
Increase in related party receivable	-	(181,909)
Decrease in other receivables	1,667	-
Decrease in accounts payable and accrued expenses	(28,892)	-
Decrease in related party payable	(20,725)	-

Net cash used in operating activities	(683,979)	(1,109,219)

INVESTING ACTIVITIES
	-	-

Net cash used in investing	-	-

FINANCING ACTIVITIES
Bank Overdraft	(771)	-
Proceeds from common stock issued for cash	288,000	476,500
Proceeds from convertible notes payable	585,500	-
Proceeds from notes payable	-	580,000
Repayments of convertible notes payable	(137,500)	-

Net cash provided by financing activities	735,229	1,056,500

NET INCREASE IN CASH	51,250	(52,719)

CASH AT BEGINNING OF PERIOD	-	54,901

CASH AT END OF PERIOD	$51,250	$2,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$32,495	$-
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount	$-	$-
Stock issued for settlement of notes and interest	$224,094	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST HARVEST CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNAUDITED)

1.	NATURE OF BUSINESS

First Harvest Corp. (the “Company”) is an early stage company with a digital media platform which includes mobile gaming app development, digital and social media, ecommerce and education with a focus on the cannabis industry and emerging growth sectors. The Company has not generated any revenue as of June 30, 2017. The Company plans to generate revenue primarily through in-app sales and advertising services.

The Company was incorporated under the laws of the State of Nevada on February 27, 2013 as American Riding Tours, Inc. On July 5, 2016, the Company changed its name from American Riding Tours, Inc. to First Harvest Corp. Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2017 and for the three months ended June 30, 2017 and 2016. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending March 31, 2018, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related disclosures of the Company as of March 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on June 30, 2017.

2.	GOING CONCERN AND MANAGEMENT’S PLAN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and during the quarter ended June 30, 2017 and incurred a net loss of $4,114,390. The Company has an accumulated deficit of $11,176,775 as of June 30, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. Additionally, the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Cannavoices, Inc. and FH Acquisition Corp. (“FHA”) All significant intercompany balances and transactions have been eliminated in consolidation.

Consolidated Variable Interest Entity (“VIE”)

On September 1, 2016, Cannavoices entered into a share exchange agreement with FHA, whereby all the issued and outstanding capital stock of FHA was exchanged for 1,334,262 newly issued shares of the Cannavoices’ common stock. FHA shares were exchanged on a one-for-one basis with the shares of the Cannavoices’ common stock. Effective on the date of the share exchange agreement, FHA became a wholly-owned subsidiary of the Company.

The Company previously determined FHA was a VIE and Cannavoices was the primary beneficiary. This was concluded as FHA collected capital raised from investors and funded invoices of Cannavoices as directed by the Cannavoices’ Board of Directors. The Company has presented the financial statements on a consolidated basis since FHA’s inception (November 23, 2015). Accordingly, intercompany activity between the Company and FHA are eliminated in consolidation.

Use of Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock and the valuation allowance relating to the Company’s deferred tax assets.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned. The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet. For the period from February 27, 2013 (inception) to June 30, 2017, the Company did not recognize any revenue.

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

The Company accounts for stock-based compensation to consultants and other third parties in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees.” Compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense for the quarters ended June 30, 2017 and June 30, 2016, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents, to the extent the funds are not being held for investment purposes. As at June 30, 2017 and March 31, 2017, the Company had no cash or cash equivalents.

Fair Value of Financial Instruments

The carrying amounts (if any) of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) in accordance with U.S. GAAP, ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Although there were common stock equivalents as of June 30, 2017, they were anti-dilutive.

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Net Loss	$(4,114,390)	$(2,364,866)
Weighted Average Shares	25,785,906	20,456,161
Net Loss Per share	$(0.16)	$(0.12)

The following financial instruments were not included in the diluted loss per share calculation as of June 30, 2017 and 2016 because their effect was anti-dilutive:

	As of June 30,
	2017	2016
Warrants to purchase Common Stock	541,667	-
Convertible notes	489,833	-
Total	1,031,500	-

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of and for the quarters ended June 30, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, to improve and simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory, requiring companies to recognize income tax consequences upon the transfer of the asset to a third party. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2019. While the Company does not expect the adoption of ASU 2016-16 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2016-16 may have on its financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2018. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company’s fiscal year ending March 31, 2020. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

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

On March 31, 2016, the Company purchased a convertible promissory note from a related party (the “Assignor”) in the principal amount of $100,000. The convertible promissory note was assigned to the Company for $100,000 in cash consideration and the Assignor of the convertible promissory note relinquished any further participating interest. The convertible promissory note accrues interest at 6% compounded annually and matures on November 30, 2017. The convertible promissory note is convertible into equity of the social media company, who is the maker of the note, upon events not certain to occur as of June 30, 2017.

The balance of the convertible promissory note receivable, including accrued interest at June 30, 2017 and March 31, 2017 was $107,500 and $106,000, respectively. For the three months ended June 30, 2017 and 2016, the Company recognized $1,500 in interest income, respectively.

5.	NOTE PAYABLE

On April 27, 2016, the Company issued a promissory note in the principle amount of $600,000, net of associated discount of $20,000. The note bears interest at a rate of 15% per annum and interest payments were to be paid monthly beginning June 1, 2016. The Company has the right to prepay the note at any time without penalty. The promissory note is secured by a security interest in all of the assets of the Company. The principal and accrued interest of the note will be due and payable by the Company on the one-year anniversary date of the note, or April 27, 2017. The Company reached agreement with the holder of the promissory note to extend the maturity date until July 1, 2017, and is currently negotiating an additional extension and terms of repayment.

The outstanding principal of the promissory note at June 30, 2017 and March 31, 2017 was $600,000 and $598,333, respectively. For the three months ended June 30, 2017 and 2016, the Company recognized $22,500 and $15,000 in interest expense and amortization of debt discount of $1,667 and $5,000, respectively, included in interest expense in the accompanying statement of operations. As of June 30, 2017, the Company recorded $15,000 in accrued interest expense.

6.	CONVERTIBLE PROMISSORY NOTES PAYABLE

On July 20, 2016, the Company issued a convertible promissory note (the “Note”) to a lender which advanced the Company $200,000. Interest accrues at a rate of 15% per annum and is due on the first of each month. Unless earlier converted into the Company’s common stock (as discussed below), the principal and any unpaid accrued interest on the note will be due and payable by the Company on the one-year anniversary date of the note, or July 20, 2017. The note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and unpaid accrued interest on the note may be converted into common stock of the Company at a fixed rate of $0.75 per share. The Company determined that the Note is out of money, as there is no difference between the fair value of the stock ($0.75/share) and the contractual conversion price ($0.75/share), and hence no debt discount was recognized as at June 30, 2017.

The outstanding balance of the convertible promissory note at June 30, 2017 was $200,000 and classified as a short-term liability. For the three months ended June 30, 2017 and 2016, the Company recognized $7,500 and $0 in interest expense in the accompanying statement of operations. As of June 30, 2017 and March 31, 2017, the Company recorded $2,500 and $2,500, respectively in accrued interest expense.

On November 10, 2016, the Company entered into a series of convertible short-term promissory notes (the “November Short-Term Notes”) with lenders that have an outstanding principal balance of $12,500 plus accrued interest of $2,380 at June 30, 2017. The Company reached a verbal agreement with the holder of the balance of the November Short-Term Notes to extend the maturity date and the notes continues to accrue interest at a rate of 10% per annum. For the three months ended June 30, 2017, the Company recognized $981 in interest expense.

On December 14, 2016, the Company entered into a series of convertible short-term promissory notes (the “December Short-Term Notes”) with lenders that have an outstanding principal balance of $35,000 plus accrued interest of $1,840 at June 30, 2017. The Company reached a verbal agreement with the holders of the balance of the December Short-Term Notes to extend the maturity date and the notes continue to accrue interest at a rate of 10% per annum. For the three months ended June 30, 2017, the Company recognized $1,076 in interest expense.

On January 10, 2016, the Company entered into a series of convertible short-term promissory notes (the “January Short-Term Notes”) with lenders that have an outstanding principal balance of $10,000 plus accrued interest of $441 at June 30, 2017. The Company reached a verbal agreement with the holders of the balance of the January Short-Term Notes to extend the maturity and the notes continue to accrue interest at a rate of 10% per annum. For the three months ended June 30, 2017, the Company recognized $249 in interest expense.

On May 16, 2017, the Company entered into a convertible short-term promissory note (the “May Short-Term Note”) with a lender in which the lender advanced the Company $25,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the May Short-Term Note will be due and payable by the Company on the ninety-day anniversary date of the May Short-Term Notes, or August 14, 2017. The May Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the May Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended June 30, 2017, the Company recognized $308 in interest expense.

On June 30, 2017, the Company entered into a series of convertible short-term promissory notes (the “June Short-Term Notes”) with lenders in which the lenders advanced the Company $125,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the June Short-Term Notes will be due and payable by the Company on the sixty-day anniversary date of the June Short-Term Notes, or August 29, 2017. The June Short-Term Notes are a general unsecured obligation of the Company. At each lender’s election, the principal balance and accrued interest on the June Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended June 30, 2017, the Company recognized $48 in interest expense.

7.	CONVERTIBLE NOTES FINANCING

Convertible Notes Financing were comprised of the following as of June 30, 2017 and March 31, 2017:

	June 30, 2017	March 31, 2017
Auctus Fund LLC notes payable	$259,500	$-
EMA Financial LLC	259,500	-
Total notes payable	519,000	-
Less unamortized debt discount	(418,592)	-
Total notes payable net of unamortized debt discount	100,408	-
Less current portion	(100,408)	-
Long term portion	$-	$-

Auctus Fund LLC

During the three months ended June 30, 2017, the Company entered into securities purchase agreements with Auctus Fund LLC (“Auctus”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500 (the “Auctus Notes”). In connection with the issuance of the convertible promissory notes, the Company issued five year warrants to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The issued warrants contain certain reset provisions requiring both the number of warrants and exercise price to be adjusted for any subsequent equity transactions (as defined).

The Auctus Notes bear interest at the rate of 12% per annum. As of the three months ended June 30, 2017, all interest and principal must be repaid one year from the issuance date, with the last note being due May 15, 2018. The Auctus Notes are convertible into common stock, at holder’s option, at a 40% to 50% discount to the lowest closing bid price of the Company’s common stock during the 25 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Auctus Notes and issued warrants. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Auctus Notes and to fair value as of each subsequent reporting date which at June 30, 2017 was $552,570 and $841,391 for the debt derivative and warrant liability, respectively. At the inception of the Auctus Notes, the Company determined the aggregate fair value of $811,555 and $423,011 of the embedded debt derivatives and warrant liability, respectively.

EMA Financial LLC

During the three months ended June 30, 2017, the Company entered into securities purchase agreements with EMA Financial LLC (“EMA”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500 (the “EMA Notes”). In connection with the issuance of the convertible promissory notes, the Company issued five year warrants to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The issued warrants contain certain reset provisions requiring both the number of warrants and exercise price to be adjusted for any Subsequent Equity Sales (as defined in the warrants).

The EMA Notes bear interest at the rate of 12% per annum. As of the three months ended June 30, 2017, all interest and principal must be repaid one year from the issuance date, with the last note being due May 15, 2018. The EMA Notes are convertible into common stock, at holder’s option, at a 50% discount (as amended) to the lowest closing bid price of the common stock during the 25 trading day period prior to conversion. The Company has identified the embedded derivatives related to the EMA Notes and issued warrants. These embedded derivatives included certain conversion features and reset provisions.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of EMA Notes and to fair value as of each subsequent reporting date which at June 30, 2017 was $632,616 and $720,900 for the debt derivative and warrant liability, respectively. At the inception of the EMA Notes, the Company determined the aggregate fair value of $979,651 and $419,280 of the embedded debt derivatives and warrant liability, respectively.

Summary:

The Company has identified the embedded derivatives and warrant liability related to the Auctus and EMA promissory notes and related issued warrants. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at June 30, 2017 was $1,185,185 and $1,562,291 for the debt derivative and warrant liability, respectively.

The fair value of the embedded derivatives and warrant liability at issuance of the Auctus and EMA promissory notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242.58% to 245.43%, (3) weighted average risk-free interest rate of 1.08% to 1.92%, (4) expected lives of 1.00 to 5.00 years, and (5) estimated fair value of the Company’s common stock from $3.06 to $3.74 per share.

The initial fair value of the embedded debt derivative and warrant liability in aggregate of $2,633,498 was allocated as a debt discount up to the proceeds of the notes ($470,500) with the remainder ($2,162,998) charged to current period operations as interest expense. For the three months ended June 30, 2017, the Company amortized an aggregate of $100,408 of debt discounts to current period operations as interest expense.

8.	DERIVATIVE LIABILITIES

Warrant liability

In fiscal 2017, in connection with the issuance of convertible promissory notes, as discussed in Note 7, the Company issued five year warrants to purchase up to 250,000 shares of the Company’s common stock with an exercise price of $2.00 per share with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At June 30, 2017, the fair value of the reset provision related to the embedded warrant liability of $1,562,291 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 234.00%; risk free rate: 1.89%; and expected life: 4.77 to 4.87 years. The Company recorded a loss on change in warrant liabilities of $720,000 during the three months ended June 30, 2016.

Convertible notes

In fiscal 2017, the Company issued convertible promissory notes.

These promissory notes are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these promissory notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date.

The fair value of the embedded derivatives at June 30, 2017, in the amount of $1,185,185, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 234.00%, (3) weighted average risk-free interest rate of 1.24%, (4) expected lives of 0.77 to 0.87 years, and (5) estimated fair value of the Company’s common stock of $2.90 per share. The Company recorded a gain on change in derivative liabilities of $606,021 during the three months ended June 30, 2017.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

9.	FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2017 and March 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in notes 6 and 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 6 and 8 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2017 and March 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warranty liabilities as of June 30, 2017, in the amount of $2,747,476 have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2017:

	Warrant Liability	Debt Derivative
Balance, March 31, 2017	$-	$-
Total (gains) losses
Initial fair value of debt derivative at note or warrant issuance	842,291	1,791,207
Mark-to-market at June 30, 2017:	720,000	(606,022)
Balance, June 30, 2017	1,562,291	1,185,185
Net gain (loss) for the period included in earnings relating to the liabilities held at June 30, 2017	$(720,000)	$606,022

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 5% from April 7, 2017 to June 30, 2017. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

10.	STOCKHOLDERS’ EQUITY AND CONTRIBUTED CAPITAL

Recent Sale of Securities

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.001 par value. The Company is authorized to issue up to 10,000,000 of blank check preferred stock. As of June 30, 2017, the Company had 26,257,572 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

In April 2017, the Company issued 67,653 shares of common stock at $0.75 per share, for the conversion of a convertible note and accrued interest thereon of $50,740.

In April 2017, the Company issued an aggregate of 120,957 shares of common stock at $1.00 per share, for the conversion of convertible notes and accrued interest thereon of $120,957.

In April 2017, the Company issued an aggregate of 902,500 shares of common stock to an individual for services valued at $902,500.

In May 2017, the Company sold an aggregate of 258,000 shares of common stock at $1.00 per share, for gross proceeds of $258,000.

In May 2017, the Company sold an aggregate of 21,559 shares of common stock at $1.00 per share, for the conversion of convertible notes payable and accrued interest of $21,559.

In May 2017, the Company issued an aggregate of 159,883 shares of common stock to an individual for services valued at $159,883.

In June 2017, the Company sold an aggregate of 30,000 shares of common stock at $1.00 per share, for gross proceeds of $30,000.

In June 2017, the Company issued 30,838 shares of common stock at $1.00 per share, for the conversion of a convertible note and accrued interest thereon of $30,838.

As of June 30, 2017, there had been no stock options granted and 250,000 warrants outstanding as granted in the Convertible Notes Financing.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

11.	RELATED PARTY TRANSACTIONS

The Company’s related parties are First Harvest Financial, Inc. (“FHF”) and The Great American Rolling Paper Company (“GARP”), by common ownership and management.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the three months ended June 30, 2017 and 2016, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates. The related parties have been reimbursed the following for the three months ended June 30, 2017 and 2016, respectively: (a) FHF - $31,600 and $2,500 for management and subcontractor fees, and (b) GARP - $38,500 and $0 for management and subcontractor fees.

The Company incurred rent expense to FHF of $22,600 and $0 for the three months ended June 30, 2017 and 2016, respectively. The Company has no formal lease with FHF. For the three months ended June 30, 2016, the Company incurred rent expense of $33,812 to FHA.

The majority shareholder of the related parties described above is the president and largest shareholder of the Company. He was paid $109,473 and $97,500 by the Company as a subcontractor for the three months ended June 30, 2017 and 2016, respectively. He currently has no formal compensation agreement. He is currently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into a game development and licensing agreement with HKA Digital Limited (“HKA”) on October 2, 2015 (the “Development Agreement”). HKA is majority owned by an officer and director of the Company. The Company paid HKA $164,000 and $510,000 for the three months ended June 30, 2017 and 2016, respectively. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work.

12.	COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters that were deemed material to the financial statements as of June 30, 2017.

13.	SUBSEQUENT EVENTS

Convertible Promissory Notes Payable

December Short Term Notes - During the period from July 1, 2017 through the date of these financial statements, the Company repaid $5,000 of the principal balance plus accrued interest of $296. The principal balance outstanding as of the date of these financial statements is an aggregate of $30,000, which has been extended by agreement with the lenders.

On July 5, 2017, the Company entered a convertible short-term promissory note (the “July 5 Short-Term Note”) with a lender in which the lender advanced the Company $25,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the July 5 Short-Term Note will be due and payable by the Company on the sixty-day anniversary date of the Note, or September 3, 2017. The July 5 Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the July 5 Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share.

On July 18, 2017, the Company entered into a series of a convertible short-term promissory notes (the “July 18 Short-Term Notes”) with lenders in which the lenders advanced the Company an aggregate of $50,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the July 18 Short-Term Note will be due and payable by the Company on the ninety-day anniversary date of the Note, or October 16, 2017. The July 18 Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the July 18 Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share.

On July 20, 2017, the holder of the $200,000 convertible promissory note payable elected to convert the Note at $0.75 per share into 266,667 shares of common stock.

On August 3, 2017, the Company entered a convertible short-term promissory note (the “August Short-Term Note”) with a lender in which the lender advanced the Company $20,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August Short-Term Note will be due and payable by the Company on the 180-day anniversary date of the Note, or January 30, 2018. The Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the Note may be converted into common stock of the Company at a fixed rate of $1.00 per share.

Common Stock

During the period from July 1, 2017 through the date of these financial statements, the Company sold 3,000 shares of common stock, resulting in gross proceeds of $3,000 at $1.00 per share. The Company issued an aggregate of 280,000 shares of common stock to various individuals for services valued at $280,000.

ISWI - Asset Purchase Agreement

On July 19, 2017, the Company entered into an asset purchase agreement (the “Agreement”) with Interactive Systems Worldwide, Inc. (“ISWI”). Pursuant to the Agreement, the Company purchased from ISWI all of its assets (the “Interactive Assets”), which include software systems developed by ISWI for the purposes of wagering on sporting events called the SportXction® Software System and other related intellectual property rights. The Company did not assume any of ISWI’s liabilities. In consideration for the Interactive Assets, the Company issued to ISWI 2,000,000 shares of Company’s common stock.

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

Business Overview

First Harvest Corp. (the “Company”) is a digital media platform which includes mobile gaming app development, digital and social media, ecommerce and education, with a focus on the cannabis industry and emerging growth sectors. The Company is an early-stage company and has not generated any revenue as of June 30, 2017. The Company plans to generate revenue primarily through in-app sales and advertising services.

We are developing our platform as a way for niche cannabis-related companies, as well as mainstream advertisers to reach a pro-cannabis audience. We believe our platform solves the communication challenge between pro-legalization supporters of medical and therapeutic cannabis and advertisers that want to reach this growing demographic.

Our mobile gaming app Hemp Inc is now available for download on iTunes and is expected to be available in the U.S. on the Google Play Store in the third quarter of 2017. Hemp Inc is a business strategy, role playing game providing the user the experience of growing and dispensing cannabis in a virtual environment. It is a strategy-based game that mimics real-life cannabis culture and serves as a platform for advertising and ecommerce sales. We have also launched our social media platform Cannavoices (www.cannavoices.com), which is a member-based social media platform for subscribers to participate in an open forum with other pro-cannabis supporters.

We intend to use Hemp Inc and Cannavoices to build our subscriber base and boost users’ engagement within our platform to gather analytics and target advertising directly to users based on their preferences. We are also exploring opportunities to expand a suite of mobile games and apps that may or may not be cannabis related, but target similar audience demographics as Hemp Inc and Cannavoices to buildout our platform. We may explore these opportunities through the acquisition of operating companies, asset purchases or internal development. Additional information on the Company may be found on our website: www.FirstHarvestCorp.com.

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

Results of Operations

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2017 and 2016.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2017 were $1,700,897, as compared to $2,358,866 for the three months ended June 30, 2016, a decrease of $657,969, or 27.9%. This decrease was primarily due to the decrease in compensation expense under general and administrative expenses and a decrease in research and development expenses.

General and administrative expenses for the three months ended June 30, 2017 were $1,334,724, a decrease of $389,330 or 22.6%, from $1,724,054 for the three months ended June 30, 2016. This decrease was primarily due to the decrease in subcontractor and consulting fees as the Company moved out of its development phase, which required additional personnel in 2016 than the current beta-testing phase.

During the three months ended June 30, 2017, we incurred total non-cash expense of $1,067,477 as part of general and administrative expenses by issuing shares of common stock to various individuals as non-cash compensation incentive for participating in our operations and development valued at $1,062,383 and $5,094 in shares of common stock issued as payment of interest on convertible short term notes, compared to total non-cash expense of $1,457,805 in shares of common stock issued for non-cash compensation during the three months ended June 30, 2016, a decrease of $390,328 or 26.8%. The decrease was primarily due to lower subcontractor and consulting fees. By issuing shares in lieu of cash consideration, we were able to utilize outside expertise for project management and preserve cash.

General and administrative expenses to related parties for the three months ended June 30, 2017 were $202,173, an increase of $68,361 or 51.1%, from $133,812 for the three months ended June 30, 2016. The increase was primarily due to the use of related parties to offset certain expenses related to management fees instead of using outside contractors for professional services.

Research and development expenses to related parties for the three months ended June 30, 2017 were $164,000, a decrease of $337,000 or 67.3%, from $501,000 for the three months ended June 30, 2016. The decrease was primarily related to our shift in development work to our beta-test promotions and updates of our mobile gaming app. Our research and development expenses relate to our outside gaming app development costs for our mobile gaming app, Hemp Inc, performed by HKA Digital Limited. During the three months ended June 30, 2017, we have primarily been in beta-test mode of our mobile gaming app to determine technical feasibility and the additional development direction of the app for the targeted audience.

Total Other Income/(Expense). Total other expenses for the three months ended June 30, 2017 were $2,413,493, as compared to $6,000 for the three months ended June 30, 2016, an increase of $2,407,493, or 40,124.9%. This increase was primarily due to the increase in non-cash interest expense and change in derivative liabilities associated with the accounting treatment for the convertible notes financing from two institutions in the aggregate amount of $519,000 and related issuance of 250,000 warrants (“Convertible Notes Financing”).

Interest income for the three months ended June 30, 2017 was $1,500, which reflected no change from the three months ended June 30, 2016. The interest income is accrued interest related to our $100,000 convertible note receivable from a social media company.

Total interest expense for the three months ended June 30, 2017 was $2,301,015, an increase of $2,293,515 or 30,580.2%, from $7,500 for the three months ended June 30, 2016.

For the three months ended June 30, 2017, the Company incurred $37,609 in interest expense ($32,515 paid in cash and $5,094 paid in stock) related to its convertible promissory notes payable, an increase of $30,109 or 401.5%, from $7,500 for the three months ended June 30, 2016.

For the three months ended June 30, 2017, the Company incurred non-cash interest expense of $2,263,406 related to the accounting treatment for embedded debt derivative and warrant liability charges compared to $0 for the three months ended June 30, 2016. The Company has identified the embedded derivative and warrant liability related to the Convertible Notes Financing. The accounting treatment of the derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at June 30, 2017 was $1,185,185 and $1,562,291 for the debt derivative and warrant liability, respectively. The fair value of the embedded derivatives and warrant liability at issuance of the Convertible Notes Financing, were determined using the Binomial Option Pricing Model. The initial fair value of the embedded debt derivative and warrant liability in aggregate of $2,633,498 was allocated as a debt discount up to the net proceeds of the notes, or $470,500, with the remainder $2,162,998 charged to current period operations as interest expense. In addition, the Company amortized an aggregate of $100,408 of debt discount to current period operations as interest expense.

The Company incurred a net loss on the change in the derivative liability for the three months ended June 30, 2017 of $113,978 compared to $0 for the three months ended June 30, 2016. The notes issued pursuant to the Convertible Notes Financing are convertible into common stock, at the holders’ option, at a discount to the market price of the Company’s common stock. In addition, the Company issued an aggregate of 250,000 warrants to such holders. The Company has identified the embedded derivatives related to these promissory notes and warrants relating to certain conversion features and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and warrants, and to fair value as of each subsequent reporting date. The fair value of the embedded derivatives related to the notes at June 30, 2017 was $1,185,185, and the Company recorded a gain on change in debt derivative liabilities of $606,021 for the three months ended June 30, 2017. The fair value of the embedded derivatives related to the warrants at June 30, 2017 was $1,562,291, and the Company recorded a loss on change in warrant derivative liabilities of $720,000 for the three months ended June 30, 2017. The change in the derivative liability expense was attributable to the change in the input variables that factors in stock price, risk-free rate, volatility, and duration outstanding for the notes and warrants.

Net Loss. As a result of the foregoing, the net loss for the three months ended June 30, 2017 was $4,114,390 or $0.16 per common share, basic and diluted, as compared to a loss from operations of $2,364,866 or $0.12 per common share, basic and diluted, for the three months ended June 30, 2016, an increase of $1,749,524 or 74.0%.

Reconciliation of GAAP to non-GAAP Financial Measures

The following table contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). Such measures, which are unaudited and should only be read in conjunction with our financial statements and related notes included elsewhere in this report, are intended to serve as a supplement to the GAAP results. The unaudited non-GAAP information reflects the adjustment to GAAP Net Income Attributable to Common Shareholders on a non-GAAP basis, whereby the effect of non-cash adjustments for each period presented for stock-based compensation and the interest expense related to the accounting treatment for embedded debt derivative and warrant liability charges and the change in the fair value of derivatives associated with the Convertible Notes Financing added back to the GAAP Net Income Attributable to Common Shareholders. This non-GAAP adjustment has been used to calculate the non-GAAP earnings per share. The non-GAAP operating results for the quarters presented are not necessarily indicative of results for any future periods, but management believes these non-GAAP financial measures provide useful information to investors for a more accurate picture of the Company’s operations on an ongoing basis.

First Harvest Corp.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016

GAAP NET LOSS	$(4,114,390)	$(2,364,866)
Non-GAAP adjustments:
Add: Non-Cash Stock-based Compensation Charge	$1,062,383	$1,457,805
Non-Cash Charge for Interest Expense Related to Embedded Debt Derivative and Warrant Liability	2,263,406	-
Non-Cash Charge for Change in the Fair Value of Derivative	113,978	-
Total Non-Cash Charges	$3,439,767	$1,457,805

Non-GAAP Net Loss	$(674,623)	$(907,061)

Non-GAAP Earnings Per Share	$(0.03)	$(0.04)

Going Concern

Our independent registered public accounting firm stated that our financial statements for the three months ended June 30, 2017 and 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have not generated revenue and incurred a net loss of $4,114,390 for the three months ended June 30, 2017. We had an accumulated deficit of $11,176,775 as of June 30, 2017, expect to generate net losses for the near future, and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not yet resulted in revenue generation and we have financed our activities using equity and debt financings. Our ability to continue as a going concern is subject to our ability to achieve and maintain profitable operations or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions or private sources, where possible. Our lack of revenue and continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Therefore, management plans to raise capital to finance our operating and capital requirements. However, we may be unable to do so on terms that are acceptable to us, if at all, particularly given current capital market and overall economic conditions. While we are devoting our best efforts to achieve our business plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2017 compared to March 31, 2017:

	June 30, 2017	March 31, 2017	Change
Current Assets	$51,250	$-	$51,250
Current Liabilities	$4,038,215	$1,445,552	$2,592,663
Working Capital Deficiency	$(3,986,965)	$(1,445,552)	$(2,541,413)

As of June 30, 2017 and March 31, 2017, we had a working capital deficiency of $3,986,965 and $1,445,552, respectively, an increase of $2,541,413 or 175.8%. The increase in working capital deficiency was primarily due to the accounting treatment related to the Convertible Notes Financing for the embedded debt derivative and warrant liability of $2,747,476 at June 30, 2017 compared to $0 at March 31, 2017. The derivative financial instruments require that the Company record fair value of the derivatives as of the inception date of the Convertible Notes Financing and to fair value as of each subsequent reporting date which at June 30, 2017 was $1,185,185 and $1,562,291 for the debt derivative and warrant liability, respectively.

For the three months ended June 30, 2017 and 2016, we recorded no revenue. As a result, we do not have any capital resources to meet our projected cash flow requirements to conduct our proposed operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Therefore, we will require additional financing in order to develop our business. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for operations and these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

During the three months ended June 30, 2017, we used net cash of $683,979 in operations, and generated $735,229 net cash from financing activities, including common stock sales and issuance of notes payable. During the three months ended June 30, 2016, we used net cash of $1,109,219 in operations, and generated $1,056,500 net cash from financing activities from common stock sales and issuance of notes payable.

Sources of Liquidity

Common Stock. During the three months ended June 30, 2017, we sold an aggregate of 288,000 shares of common stock for gross proceeds of $288,000. During the period from July 1, 2017 through the date of this filing, we sold an aggregate of 3,000 shares of common stock for gross proceeds of $3,000.

Convertible Notes Financing. In April and May 2017, the Company entered into four separate securities purchase agreements with two lenders for the sale of short-term convertible notes in the aggregate principal amount of $519,000.

Convertible Promissory Notes Payable. During the three months ended June 30, 2017, the Company entered into a series of short-term convertible promissory notes in the aggregate principal amount of $150,000. During the period from July 1, 2017 through the date of the filing, we entered into a series of short-term convertible promissory notes in the aggregate principal amount of $95,000. During the three months ended June 30, 2017, the Company issued an aggregate of 241,007 shares of common stock for the conversion of the short-term convertible notes payable in the amount of $224,094. During the period from July 1, 2017 through the date of the filing, the Company issued 266,667 shares of common stock for the conversion of a short-term convertible notes payable in the amount of $200,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to June 30, 2017, we have not recognized any revenue.

Stock-Based Compensation: We account for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We account for stock-based compensation to consultants and other third parties in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees.” Compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Convertible Instruments: U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Derivative Financial Instruments: The Company classifies, as equity, any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Recent Pronouncements

We have evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and do not believe that any of these pronouncements will have a material impact on our financial position and results of operations.

JOBS Act

On April 5, 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

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

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the CEO/CFO concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017. Specifically, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended June 30, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management plan to remediate material weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

Disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives specified above. However, disclosure controls and procedures will not prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

In April 2017, the Company issued 67,653 shares of common stock at $0.75 per share, upon the conversion of a convertible note and accrued interest thereon of $50,740.

In April 2017, the Company issued an aggregate of 120,957 shares of common stock at $1.00 per share, upon the conversion of convertible notes and accrued interest thereon of $120,957.

In April 2017, the Company issued an aggregate of 902,500 shares of common stock to an individual for services valued at $902,500.

In May 2017, the Company sold an aggregate of 258,000 shares of common stock at $1.00 per share, for gross proceeds of $258,000.

In May 2017, the Company issued an aggregate of 21,559 shares of common stock at $1.00 per share, upon the conversion of convertible notes and accrued interest thereon of $21,559.

In May 2017, the Company issued an aggregate of 159,883 shares of common stock to an individual for services valued at $159,883.

In June 2017, the Company sold an aggregate of 30,000 shares of common stock at $1.00 per share, for gross proceeds of $30,000.

In June 2017, the Company issued 30,838 shares of common stock at $1.00 per share, upon the conversion of a convertible note payable and accrued interest of $30,838.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document

101 SCH**	XBRL Taxonomy Extension Schema Document

101 CAL**	XBRL Taxonomy Calculation Linkbase Document

101 LAB**	XBRL Taxonomy Labels Linkbase Document

101 PRE**	XBRL Taxonomy Presentation Linkbase Document

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HARVEST CORP.

Date: August 14, 2017	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)