Form 10-Q
period 2017-09-30
First Harvest Corp.
filed 2017-11-14
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

As of November 13, 2017, there were 30,193,240 shares of registrant’s common stock outstanding.

FIRST HARVEST CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST HARVEST CORP.

Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,850	$-
Total current assets	74,850	-

OTHER ASSETS
Convertible note receivable	100,000	100,000
Interest receivable	9,000	6,000
Intellectual property	1,888,888	-
Total other assets	1,997,888	106,000

TOTAL ASSETS	$2,072,738	$106,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$220,187	$211,723
Bank overdraft	-	771
Due to related party	21,572	20,725
Derivative liability	1,525,051	-
Warrant liability	1,864,328	-
Convertible notes payable, net of debt discount of $587,675 and $0 respectively	353,575	614,000
Notes payable, net of debt discount of $0 and $1,667, respectively	600,000	598,333
Total current liabilities	4,584,713	1,445,552

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- and -0- shares issued and outstanding as of 9/30/2017 03/31/2017, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,193,240 and 24,666,182 shares issued and outstanding as of 9/30/2017 and 03/31/2017, respectively.	30,193	24,666
Additional paid-in capital	11,283,202	5,698,167
Accumulated deficit	(13,825,370)	(7,062,385)
Total stockholders’ deficit	(2,511,975)	(1,339,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,072,738	$106,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST HARVEST CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Six Months	For The Six Months
	Ended	Ended
	September 30, 2017	September 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,380,565	2,016,084
General and administrative - Related Party	258,106	335,091
Research and development - Related Party	199,000	501,000

Total Operating Expenses	3,837,671	2,852,175

LOSS FROM OPERATIONS	(3,837,671)	(2,852,175)

OTHER INCOME/(EXPENSE)
Interest income	3,000	3,000
Interest expense	(2,875,925)	(51,625)
Loss on change in derivative liability	(52,389)	-

Total other income/(expense)	(2,925,314)	(48,625)

NET LOSS	$(6,762,985)	$(2,900,800)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.25)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	27,440,572	21,437,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST HARVEST CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months	For The Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	1,979,017	344,530
General and administrative - Related Party	122,758	201,279
Research and development - Related Party	35,000	-

Total Operating Expenses	2,136,775	545,809

LOSS FROM OPERATIONS	(2,136,775)	(545,809)

OTHER INCOME/(EXPENSE)
Interest income	1,500	1,500
Interest expense	(574,910)	(44,125)
Gain on change in derivative liability	61,590	-

Total other income/(expense)	(511,820)	(42,625)

NET LOSS	$(2,648,595)	$(588,434)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,041,826	21,993,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST HARVEST CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months	For The Six Months
	Ended	Ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES

Net loss	$(6,762,985)	$(2,900,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	111,112	-
Stock issued for services and expenses	2,572,384	1,330,191
Stock issued for interest expense	8,178	-
Debt discount	(539,175)	8,333
Expenses incurred on the issuance of convertible notes payable	35,000	-
Increase in derivative and warrant liability	3,389,379	-
Changes in operating assets and liabilities
Increase in interest receivable, related party	(3,000)	(3,000)
Decrease in other receivables	1,667	-
Increase in accounts payable and accrued expenses	8,464	15,000
Increase in related party payable	847	-

Net cash used in operating activities	(1,178,129)	(1,550,276)

INVESTING ACTIVITIES

Net cash used in investing	-	-

FINANCING ACTIVITIES
Bank overdraft	(771)	-
Proceeds from common stock issued for cash	466,000	792,000
Proceeds from convertible notes payable	1,026,500	200,000
Proceeds from notes payable	-	580,000
Repayments of convertible notes payable	(238,750)	-

Net cash provided by financing activities	1,252,979	1,572,000

NET INCREASE IN CASH	74,850	21,724

CASH AT BEGINNING OF PERIOD	-	54,901

CASH AT END OF PERIOD	$74,850	$76,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$40,510	$24,292
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount	$-	$11,667
Non cash stock issued in advance for prepaid expense	$-	$18,750
Stock issued for settlement of notes and interest	$552,178	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST HARVEST CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

1.	NATURE OF BUSINESS

First Harvest Corp. (the “Company”) is a digital media platform for tech, media and gaming, which includes mobile gaming, augmented reality, on-demand delivery, digital and social media, and e-commerce. The Company is an early stage company and has not generated any revenue as of September 30, 2017. The Company plans to generate revenue primarily through in-app purchases, service fees, and cross-channel advertising.

The Company was incorporated under the laws of the State of Nevada on February 27, 2013 as American Riding Tours, Inc. On July 5, 2016, the Company changed its name from American Riding Tours, Inc. to First Harvest Corp. Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

Financial Statements Presented

On February 10, 2017 (the “Closing Date”), the Company entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued an aggregate of 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s outstanding shares of common stock, following the closing of the Merger Agreement, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

The sole officer, one of the directors and, prior to closing of the Merger Agreement, the largest stockholder of Cannavoices was Kevin Gillespie, who is also the Chief Executive Officer, President, director and largest stockholder of the Company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and six months ended September 30, 2017 and 2016, respectively. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending March 31, 2018, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related disclosures of the Company as of March 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on June 30, 2017.

2.	GOING CONCERN AND MANAGEMENT’S PLAN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and during the three and six months ended September 30, 2017, and incurred a net loss of $2,648,594 and $6,762,985 for the three and six months ended September 30, 2017, respectively. The Company has an accumulated deficit of $13,825,370 as of September 30, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. Additionally, the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Cannavoices, Inc. and FH Acquisition Corp. (“FHA”) All significant intercompany balances and transactions have been eliminated in consolidation.

Consolidated Variable Interest Entity (“VIE”)

On September 1, 2016, Cannavoices entered into a share exchange agreement with FHA, whereby all the issued and outstanding capital stock of FHA was exchanged for an aggregate of 1,334,262 shares of the Cannavoices’ common stock. FHA shares were exchanged on a one-for-one basis with the shares of the Cannavoices’ common stock. Effective on the date of the share exchange agreement, FHA became a wholly-owned subsidiary of the Company.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned. The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet. For the period from February 27, 2013 (inception) to September 30, 2017, the Company did not recognize any revenue.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense for the three and six months ended September 30, 2017 and September 30, 2016, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents, to the extent the funds are not being held for investment purposes. As at September 30, 2017 and March 31, 2017, the Company had no cash or cash equivalents.

Fair Value of Financial Instruments

The carrying amounts (if any) of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of the FASB ASC in accordance with U.S. GAAP, ASC 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Although there were common stock equivalents as of September 30, 2017, they were anti-dilutive.

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016
Net Loss	$(2,648,594)	$(588,434)
Weighted Average Shares	29,041,826	21,993,508
Net Loss Per share	$(0.09)	$(0.03)

	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016
Net Loss	$(6,762,985)	$(2,900,800)
Weighted Average Shares	27,440,572	21,437,374
Net Loss Per share	$(0.25)	$(0.14)

The following financial instruments were not included in the diluted loss per share calculation as of September 30, 2017 and 2016 because their effect was anti-dilutive:

	As of September 30,
	2017	2016
Warrants to purchase Common Stock	463,334	-
Convertible notes	872,250	266,667
Total	1,335,584	266,667

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of and for the quarters ended September 30, 2017 and 2016.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. While the Company does not expect the adoption of ASU 2017-11 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-11 may have on its financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company expects that this guidance will not have a material effect on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,”, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC 740, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company expects that this guidance will not have a material effect on its financial statements.

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

On March 31, 2016, the Company purchased a convertible promissory note from a related party (the “Assignor”) in the principal amount of $100,000. The convertible promissory note was assigned to the Company for $100,000 in cash consideration and the Assignor of the convertible promissory note relinquished any further participating interest. The convertible promissory note accrues interest at 6% compounded annually and matures on November 30, 2017. The convertible promissory note is convertible into equity of the social media company, the issuer of the note, upon events not certain to occur as of September 30, 2017.

The balance of the convertible promissory note receivable, including accrued interest at September 30, 2017 and March 31, 2017 was $109,000 and $106,000, respectively. For the three and six months ended September 30, 2017 and 2016, the Company recognized $1,500 and $3,000 in interest income, respectively.

5.	ASSET PURCHASE AGREEMENT – INTELLECTUAL PROPERTY

On July 17, 2017, the Company entered into an asset purchase agreement (the “Agreement”) with Interactive Systems Worldwide, Inc. (“ISWI”). Pursuant to the Agreement, the Company purchased the proprietary intellectual property assets from ISWI, which include software designed, developed and patented by ISWI for the purposes of wagering on sporting events called SportXction® and other related intellectual property rights (the “IP Assets”). SportXction® enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The Company did not assume any of ISWI’s liabilities.

As consideration for the IP Assets, the Company issued ISWI an aggregate of 2,000,000 shares of Company’s restricted common stock. The Company determined the valuation of the 2,000,000 shares should be at the most recent arms-length transaction price of $1.00 per share or $2,000,000 to reflect the fair value of the consideration purchased based on future earnings assumptions utilizing the IP Assets. The Company considers stock sales to independent investors to be a better indicator of the true fair value of the Company’s restricted common stock based on its limited trading market and lack of liquidity. The asset purchase was an arms-length transaction from an independent third party. The Company booked the intangible IP Assets at the fair value of the consideration transferred of $2,000,000. The Company has determined to amortize the IP Assets over three years on a straight-line basis. For the three months ended September 30, 2017, the Company incurred $111,112 in amortization expense.

6.	NOTE PAYABLE

On April 27, 2016, the Company issued a promissory note in the principle amount of $600,000, net of associated discount of $20,000, (the “HSTM Note”). The HSTM Note bears interest at a rate of 15% per annum and interest payments are payable monthly beginning June 1, 2016. The Company has the right to prepay the HSTM Note at any time without penalty. The HSTM Note is secured by a security interest in all of the assets of the Company, the pledge of the Company’s shares of two directors and by a personal guarantee from President of the Company. The terms of the HSTM Note loan agreement (the “Loan Agreement”) include, among other things, (1) upon Hemp Inc mobile game (the “Game”) becoming operational, the Company agrees that not less than 20% of any monthly profits of the Company from the operation of the Game will be used to pay off the HSTM Note; (2) at the discretion of the holder of the HSTM Note, upon the Company selling shares of its capital stock to the public, not less than 50% of the proceeds shall be used to pay off the then outstanding principal amount of the HSTM Note together with accrued interest thereon; and (3) the Game shall be launched and become operational with monetization within thirty days of the issuance date of the HSTM Note. If the launch of the Game is delayed such that the launch occurs more than thirty days after the issuance date of the HSTM Note, the holder shall be granted an additional 100,000 shares of common stock of the Company and an additional 100,000 shares of common stock for each subsequent day thereafter that the Game launch is delayed. Pursuant to the Loan Agreement, the Company shall not issue or sell any of its shares of capital stock to any third party without the prior written consent of the holder of the HSTM Note, which consent shall not be unreasonably withheld. To date, the Company has not reported any monthly profits from the Game, but has independent verification through iTunes that the Game is operational. The principal and accrued interest of the HSTM Note became due and payable by the Company on the one-year anniversary date of the HSTM Note, or April 27, 2017. Although the Company reached an agreement with the holder of the HSTM Note to extend the maturity date until July 1, 2017, the HSTM Note is currently in default and a lawsuit has been commenced against the Company by the holder thereof. The Company has recorded the HSTM Note as a liability at its principal balance of $600,000 and the Company continues to accrue interest on the HSTM Note at the rate of 15% per annum. See Note 13. – Commitments and Contingencies.

The outstanding principal  amount of the HSTM Note at September 30, 2017 and March 31, 2017 was $600,000 and $598,333, respectively. For the three months ended September 30, 2017 and 2016, the Company recognized $22,500 and $45,000 in interest expense and amortization of debt discount of $0 and $1,667, respectively, included in interest expense in the accompanying statement of operations. As of September 30, 2017, the Company recorded $37,500 in accrued interest expense.

7.	CONVERTIBLE PROMISSORY NOTES PAYABLE

On July 20, 2016, the Company issued a convertible promissory note (the “July 2016 Note”) in the principal amount of $200,000 to a lender. Interest accrued at a rate of 15% per annum and was due on the first of each month. The July 2016 Note was a general unsecured obligation of the Company. On July 20, 2017, the lender elected to convert the $200,000 outstanding principal balance of the July 2016 Note into common stock of the Company at the fixed rate of $0.75 per share. For the three and six months ended September 30, 2017, the Company recognized $5,000 and $7,500 in interest expense, respectively.

On November 10, 2016, the Company issued a convertible short-term promissory note (the “November Short-Term Note”) in the principal amount of $6,250 together with accrued interest of $2,646 at September 30, 2017. The Company reached a verbal agreement with the holder of the November Short-Term Note to extend the maturity date of such note until October 5, 2017 and the note continues to accrue interest at a rate of 10% per annum. For the three and six months ended September 30, 2017, the Company recognized $266 and $824 in interest expense, respectively. As of September 30, 2017, the Company recorded $2,646 in accrued interest expense. See Note 14. – Subsequent Events.

On December 14, 2016, the Company issued a series of convertible short-term promissory notes (the “December Short-Term Notes”) in the aggregate principal amount of $35,000. Interest accrued at a rate of 10% per annum. The December Short-Term Notes were a general unsecured obligation of the Company. During the three months ended September 30, 2017, the holders of the December Short-Term Notes were paid the $35,000 outstanding principal balance together with $2,367 in accrued interest. For the three and six months ended September 30, 2017, the Company recognized $528 and $1,400 in interest expense to the lenders, respectively.

On January 10, 2016, the Company issued a series of convertible short-term promissory notes (the “January Short-Term Notes”) in the aggregate principal amount of $10,000. Interest accrued at a rate of 10% per annum. The January Short-Term Notes were a general unsecured obligation of the Company. During the three months ended September 30, 2017, the holders of the January Short-Term Notes were paid the $10,000 outstanding principal balance together with $648 in accrued interest. For the three and six months ended September 30, 2017, the Company recognized $207 and $457 in interest expense to the lenders, respectively.

On May 16, 2017, the Company issued a convertible short-term promissory note (the “May Short-Term Note”) in the principal amount of $25,000. Interest accrued at a rate of 10% per annum. The May Short-Term Note was a general unsecured obligation of the Company. During the three months ended September 30, 2017, the holder of the May Short-Term Note was paid the $25,000 outstanding principal balance together with $932 in accrued interest. For the three and six months ended September 30, 2017, the Company recognized $624 and $932 in interest expense to the lender, respectively.

On June 30, 2017, the Company issued a series of convertible short-term promissory notes (the “June Short-Term Notes”) in the principal amount of $125,000. Interest accrued at a rate of 10% per annum. The June Short-Term Notes were a general unsecured obligation of the Company. During the three months ended September 30, 2017, one of the holders of a June Short-Term Note was paid the $50,000 outstanding principal balance together with $822 in accrued interest. During the three months ended September 30, 2017, the holders of the remaining June Short-Term Notes elected to convert $75,000 outstanding principal balance together with accrued interest of $1,563 into common stock of the Company at the fixed rate of $1.00 per share. For the three and six months ended September 30, 2017, the Company recognized $2,364 and $2,385 in interest expense to the lenders, respectively.

On July 18, 2017, the Company issued a series of convertible short-term promissory notes (the “July Short-Term Notes”) in the aggregate principal amount of $50,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the July Short-Term Notes will be due and payable by the Company on the ninety-day anniversary date of the July Short-Term Notes, or October 16, 2017. The July Short-Term Notes are a general unsecured obligation of the Company. At the holders’ election, the principal balance and accrued interest on the July Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended September 30, 2017, the Company recognized $973 in interest expense. As of September 30, 2017, the Company recorded $973 in accrued interest expense. See Note 14. – Subsequent Events.

On August 3, 2017, the Company issued a convertible short-term promissory note (the “August 3rd Short-Term Note”) in the principal amount of $20,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 3rd Short-Term Note will be due and payable by the Company on the 180-day anniversary date of such note, or January 30, 2018. The August 3rd Short-Term Note is a general unsecured obligation of the Company. At the holder’s election, the principal balance and accrued interest on the August 3rd Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended September 30, 2017, the Company recognized $318 in interest expense. As of September 30, 2017, the Company recorded $318 in accrued interest expense.

On August 14, 2017, the Company issued a series of convertible short-term promissory notes (the “August 14th Short-Term Notes”) in the aggregate principal amount of $11,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 14th Short-Term Notes will be due and payable by the Company on the 180-day anniversary date of the August 14th Short-Term Notes, or February 10, 2018. The August 14th Short-Term Notes are a general unsecured obligation of the Company. At each holder’s election, the principal balance and accrued interest on the August 14th Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended September 30, 2017, the Company recognized $136 in interest expense. As of September 30, 2017, the Company recorded $136 in accrued interest expense.

On August 17, 2017, the Company issued a convertible short-term promissory note (the “August 17th Short-Term Note”) in the principal amount of $300,000. Interest on such note accrues at a rate of 5% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 17th Short-Term Note will be due and payable by the Company on the one-year anniversary date of such note, or August 16, 2018. The August 17th Short-Term Note is a general unsecured obligation of the Company. At the holder’s election, the principal balance and accrued interest on the August 17th Short-Term Note may be converted into common stock of the Company at a fixed rate of $0.40 per share. For the three months ended September 30, 2017, the Company recognized $1,849 in interest expense. As of September 30, 2017, the Company recorded $1,849 in accrued interest expense.

On September 5, 2017, the Company issued a convertible short-term promissory note (the “September 5th Short-Term Note”) in the principal amount of $25,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the September 5th Short-Term Note will be due and payable by the Company on the 120-day anniversary date of such note, or January 3, 2018. The September 5th Short-Term Note is a general unsecured obligation of the Company. At the holder’s election, the principal balance and accrued interest on the September 5th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended September 30, 2017, the Company recognized $171 in interest expense. As of September 30, 2017, the Company recorded $171 in accrued interest expense.

On September 29, 2017, the Company issued a convertible short-term promissory note (the “September 29th Short-Term Note”) in the principal amount of $10,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the September 29th Short-Term Note will be due and payable by the Company on the 180-day anniversary date of such note, or March 28, 2018. The September 29th Short-Term Note is a general unsecured obligation of the Company. At the holder’s election, the principal balance and accrued interest on the September 29th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended September 30, 2017, the Company recognized $3 in interest expense. As of September 30, 2017, the Company recorded $3 in accrued interest expense.

Due to the nature of the convertible notes payable described above, the Company determined that the conversion feature requires classification as an embedded derivative. The accounting treatment requires that the Company record them at fair value at inception as a liability and to fair value as of each subsequent reporting date which at September 30, 2017 was $1,091,178.

The fair value of the embedded derivatives at issuance of the convertible notes payable were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 228.13% to 260.33%, (3) weighted average risk-free interest rate of 0.44% to 1.06%, (4) expected lives of 0.25 to 0.49 years, and (5) estimated fair value of the Company’s common stock from $1.00 to $1.50 per share.

8.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of September 30, 2017 and March 31, 2017:

	September 30, 2017	March 31, 2017
Auctus Fund LLC notes payable	$259,500	$-
EMA Financial LLC	259,500	-
Total notes payable	519,000	-
Less unamortized debt discount	(287,775)	-
Total notes payable net of unamortized debt discount	231,225	-
Less current portion	(231,225)	-
Long term portion	$-	$-

Auctus Fund LLC

During the six months ended September 30, 2017, the Company entered into Securities Purchase Agreements with Auctus Fund LLC (“Auctus”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500. On April 7, 2017, the Company issued Auctus a convertible promissory note in the principal amount of $175,000 (the “Auctus April Note”) and on May 15, 2017, the Company issued Auctus a convertible promissory note in the principal amount of $84,500 (the “Auctus May Note” and together with the Auctus April Note, the “Auctus Notes”). In connection with the issuance of the Auctus Notes, the Company issued five-year warrants (the “Auctus Warrants”) to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment.

The Auctus Notes bear interest at the rate of 12% per annum. Any amount of principal or interest on the Auctus Notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid (the “Auctus Default Interest”). All interest and principal must be repaid one year from the issuance date. The Auctus May Note is due on May 15, 2018 and the Auctus April Note is due on April 7, 2018. The Company has identified the embedded derivatives related to the Auctus Notes and Auctus Warrants. These embedded derivatives included certain conversion features and reset provisions.

The Auctus May Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of (i) a 50% discount to the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading days prior to May 15, 2017 and (ii) 50% of the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading day period prior to conversion. The Auctus April Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of (i) a 60% discount to the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading days prior to April 7, 2017 and (ii) the 60% of the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading day period prior to conversion. If, at any time while the Auctus Notes are issued and outstanding, the Company issues or sells, or is deemed to have issued or sold shares of common stock, except for shares of common stock issued directly to vendors or suppliers of the Company in satisfaction of amounts owed to such vendors or suppliers (provided, however, that such vendors or suppliers shall not have an arrangement to transfer, sell or assign such shares of common stock prior to the issuance of such shares), for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the conversion price of the Auctus Notes that is then in effect on the date of such issuance of such shares of common stock (a “Auctus Dilutive Issuance”), then immediately upon the Auctus Dilutive Issuance, the conversion price of the Auctus Notes will be reduced to the amount of the consideration per share received by the Company in such Auctus Dilutive Issuance.

Auctus does not have the right to convert the Auctus Notes into shares of the Company’s common stock if such conversion would result in Auctus’ beneficial ownership exceeding 4.99% of our outstanding common stock at such time. At any time during the period beginning on the issuance date and ending on the date which is six months following the issuance date, the Company shall have the right, exercisable on not less than three trading days prior written notice to Auctus, to prepay the outstanding balance on the Auctus Notes (principal and accrued interest) (the “Auctus Prepayment Amount”), in full. If the prepayment is made on a date which is 90 days following the issuance date of the Auctus Notes, the Company shall pay such amount equal to 125% of the Auctus Prepayment Amount. If the prepayment is made on a date which is 91 days after the issuance date of the Auctus Notes but before 180 days after the issuance date of the Auctus Notes, the Company shall pay such amount equal to 135% of the Auctus Prepayment Amount.

All amounts due under the Auctus Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to, (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of common stock upon any conversion of the Auctus Notes, (iv) our breach of the covenants, representations or warranties pursuant to the Auctus Notes, (v) our appointment of a trustee, (vi) a judgment against us in excess of $100,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our common stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the issuance date of the Auctus Notes until such notes have been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to Auctus. We are required to pay an amount equal to 150% times the sum of the then outstanding principal amount of the Auctus Notes together with accrued interest thereon with Auctus Default Interest (collectively, the “Default Sum”) for failure to pay the principal amount of the Auctus Notes together with interest accrued thereon when due at the maturity date. In addition, we shall be required to pay Auctus $2,000 per day, for each day beyond the date that we are required to deliver shares of common stock to Auctus upon conversion of the Auctus notes.

Pursuant to the Auctus May Note, at any time the Company consummate a financing transaction, the Company is required to apply at least 60% of the proceeds from such sales towards the payment of the Auctus May Note. In addition, the Auctus May Note contains a prohibition with respect to the consummation of a transaction involving capital raising or financing from any party through the sale of debt and/or equity securities for a period of at least 90 days after the issuance date of the Auctus May Note, or until August 13, 2017. Finally, the Auctus Notes have a cross-default provision whereby a default of the Auctus May Note constitutes a default of the Auctus April Note. See Note 14. – Commitments and Contingencies.

The Company agreed to reserve an aggregate of 2,445,000 shares of common stock for conversions of the Auctus Notes (the “Auctus Reserve”), and also agreed to adjust the Auctus Reserve to ensure that such reserve always equals at least ten times the total number of shares of common stock that is issuable upon conversion of the Auctus Notes.

The Auctus Warrants are immediately exercisable and may be exercised on a cashless basis in the event that the shares of common stock underlying the Auctus Warrants are not registered for resale with the SEC on an effective registration statement. The exercise price of the Auctus Warrants is subject to adjustment for stock dividends and splits, and also subject to dilution protection in the event that the Company issues shares of common stock or securities convertible into common stock at an effective price per share that is less than the original exercise price of the Auctus Warrants.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Auctus Notes and to fair value as of each subsequent reporting date which at September 30, 2017 was $200,409 and $932,153 for the debt derivative and warrant liability, respectively. At the inception of the Auctus Notes, the Company determined the aggregate fair value of $811,555 and $423,011 of the embedded debt derivatives and warrant liability, respectively.

EMA Financial LLC

During the six months ended September 30, 2017, the Company entered into Securities Purchase Agreements with EMA Financial LLC (“EMA”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500 (the “EMA Notes”). On April 10, 2017, the Company issued EMA a convertible promissory note in the principal amount of $175,000 (the “EMA April Note”) and on May 15, 2017, the Company issued EMA a convertible promissory note in the principal amount of $84,500 (the “EMA May Note” and together with the EMA April Note, the “EMA Notes”). In connection with the issuance of the EMA Notes, the Company issued five-year warrants (the “EMA Warrants”) to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment.

The EMA Notes bear interest at the rate of 12% per annum. Any amount of principal or interest on the EMA Notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid (the “EMA Default Interest”). All interest and principal must be repaid one year from the issuance date. The EMA May Note is due on May 15, 2018 and the EMA April Note is due on April 10, 2018. The Company has identified the embedded derivatives related to the EMA Notes and EMA Warrants. These embedded derivatives included certain conversion features and reset provisions.

The EMA May Note is convertible into shares of the Company’s common stock at any time on or after 180 days following May 15, 2017 at the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 50% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the date of conversion. If the Company fails to register the shares of common stock underlying the EMA May Note within 180 days of the closing date, the conversion price will be permanently reduced to: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 50% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the conversion date.

The EMA April Note is convertible into shares of the Company’s common stock at any time on or after 180 days following April 10, 2017 at the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 60% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the date of conversion. If the Company fails to register the shares of common stock underlying the EMA May Note within 180 days of the issue date, the conversion price will be permanently reduced to: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 40% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the conversion date.

EMA does not have the right to convert the EMA Notes into shares of the Company’s common stock if such conversion would result in EMA’s beneficial ownership exceeding 4.99% of our outstanding common stock at such time. At any time during the period beginning on the issuance date and ending on the date which is six (6) months following the issuance date, the Company shall have the right, exercisable on not less than five trading days prior written notice to EMA, to prepay the outstanding balance on the EMA Notes (principal and accrued interest) (the “EMA Prepayment Amount”), in full. If the prepayment is made on a date which is 90 days following the issuance date of the EMA Notes, the Company shall pay such amount equal to 125% of the EMA Prepayment Amount. If the prepayment is made on a date which is 91 days after the issuance date of the EMA Notes but before 180 days after the issuance date of the EMA Notes, the Company shall pay such amount equal to 135% of the EMA Prepayment Amount.

All amounts due under the EMA Notes become immediately due and payable by us upon the occurrence of an event of default, including but not limited to, (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of common stock upon any conversion of the EMA Notes, (iv) our breach of the covenants, representations or warranties pursuant to the EMA Notes, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the issuance date of the EMA Notes until the EMA Notes have been paid in full, or (xi) our effectuation of a reverse stock split without 10 days prior written notice to EMA. We are required to pay an amount equal to 150% times the sum of the then outstanding principal amount of the EMA Notes together with accrued interest thereon with EMA Default Interest (collectively, the “EMA Default Sum”) for failure to pay the principal amount of the EMA Notes together with interest accrued thereon when due at the maturity date. In addition, we shall be required to pay EMA $1,000 per day, for each day beyond the date that we are required to deliver shares of common stock to EMA upon conversion of the EMA notes. If at any time the Company enters into any capital raising transaction, including without limitation an equity line transaction, a loan transaction or the sale of shares of common stock or securities convertible into or exercisable or exchangeable for common stock, then five trading days following the closing of such subsequent financing, at least 60% of the gross proceeds therefrom shall be paid to EMA to redeem a portion of the EMA Notes pursuant to the terms thereof.

The Company agreed to reserve an aggregate of 2,445,000 shares of common stock for conversions of the EMA Notes (the “EMA Reserve”), and also agreed to adjust the EMA Reserve to ensure that such reserve always equals at least ten times the total number of common stock that is issuable upon conversion of the EMA Notes.

The EMA Warrants are immediately exercisable and may be exercised on a cashless basis in the event that the shares of common stock underlying the EMA Warrants are not registered for resale with the SEC on an effective registration statement. The exercise price of the EMA Warrants is subject to adjustment for stock dividends and splits, and also subject to dilution protection in the event that the Company issues shares of common stock or securities convertible into common stock at an effective price per share that is less than the original exercise price of the EMA Warrants.

Pursuant to the EMA Securities Purchase Agreements, in the event that at any time on or prior to the date which is six months following the issuance date, the Company desires to borrow funds, raise additional capital and/or issue additional promissory notes, whether convertible into shares of securities of the Company or otherwise (a “Prospective Financing”), EMA shall have the right of first refusal to participate in the Prospective Financing, and the Company shall provide written notice containing the terms of such Prospective Financing to EMA prior to effectuating any such transaction, provided that this right shall not apply to any transaction in which the Company receives more than $250,000 of net proceeds in a single transaction.

On September 1, 2017, the Company received a notice of default from EMA, and EMA has commenced a lawsuit against the Company. EMA alleges that the Company failed to file a registration statement covering the resale of the shares of common stock underlying the EMA Notes thus giving rise to an event of default. The EMA Notes are disputed, contingent and unliquidated, and the Company intends to litigate such allegations if a resolution cannot be agreed upon by all of the parties involved. It cannot be determined at this time whether the court will find the EMA Notes in default as alleged in the EMA compliant. In addition, the amount of any prejudgment cost, fees or penalties are not determinable at this time and have not been accrued for by the Company as of September 30, 2017. The Company has recorded the EMA Notes as a liability at its principal balance and continues to accrue interest at the stated rate of 12% per annum. The Company cannot determine at this time whether the court will agree with the Company’s position, but the Company intends to file an answer to the complaint. See Note 14. – Commitments and Contingencies.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of EMA Notes and to fair value as of each subsequent reporting date which at September 30, 2017 was $233,464 and $932,175 for the debt derivative and warrant liability, respectively. At the inception of the EMA Notes, the Company determined the aggregate fair value of $979,651 and $419,280 of the embedded debt derivatives and warrant liability, respectively.

Summary:

The Company has identified the embedded derivatives and warrant liability related to the Auctus and EMA promissory notes and related issued warrants. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at September 30, 2017 was $1,525,051 and $1,864,328 for the debt derivative and warrant liability, respectively.

The fair value of the embedded derivatives and warrant liability at issuance of the Auctus and EMA promissory notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 234% to 245.43%, (3) weighted average risk-free interest rate of 1.07% to 1.92%, (4) expected lives of 1.00 to 5.00 years, and (5) estimated fair value of the Company’s common stock from $1.50 to $3.74 per share.

The initial fair value of the embedded debt derivative and warrant liability in aggregate of $2,633,498 was allocated as a debt discount up to the proceeds of the notes ($470,500) with the remainder ($2,162,998) charged to current period operations as interest expense. For the three and six months ended September 30, 2017, the Company amortized an aggregate of $130,816 and $231,225 of debt discounts to current period operations as interest expense, respectively.

9.	DERIVATIVE LIABILITIES

Warrant liability

In fiscal 2017, in connection with the issuance of convertible promissory notes, as discussed in Note 8, the Company issued five-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At September 30, 2017, the fair value of the reset provision related to the embedded warrant liability of $1,864,328 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 235.92%; risk free rate: 1.92%; and expected life: 4.52 to 4.62 years. The Company recorded a loss on change in warrant liabilities of $1,022,037 during the six months ended September 30, 2017.

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

The fair value of the embedded derivatives at September 30, 2017, in the amount of $1,525,501, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 235.92%, (3) weighted average risk-free interest rate of 1.06% to 1.20%, (4) expected lives of 0.25 to 0.62 years, and (5) estimated fair value of the Company’s common stock of $1.50 per share. The Company recorded a gain on change in derivative liabilities of $969,648 during the six months ended September 30, 2017.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

10.	FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC subtopic 825-10, Financial Instruments. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

As of September 30, 2017 or March 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Notes 7 and 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 7 and 9 are that of volatility and market price of the underlying common stock of the Company.

As of September 30, 2017 and March 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warranty liabilities as of September 30, 2017, in the amount of $3,389,379 have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2017:

	Warrant Liability	Debt Derivative
Balance, March 31, 2017	$-	$-
Total (gains) losses
Initial fair value of debt derivative at note or warrant issuance	842,291	2,494,699
Mark-to-market at September 30, 2017:	1,022,037	(969,648)
Balance, September 30, 2017	1,864,328	1,525,051
Net gain (loss) for the period included in earnings relating to the liabilities held at September 30, 2017	$(1,022,037)	$969,648

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 100% from April 7, 2017 to September 30, 2017. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

11.	STOCKHOLDERS’ EQUITY AND CONTRIBUTED CAPITAL

Recent Sale of Securities

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.001 par value. The Company is authorized to issue up to 10,000,000 of blank check preferred stock. As of September 30, 2017, the Company had 30,193,240 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

In April 2017, the Company issued 67,653 shares of common stock at $0.75 per share, for the conversion of a convertible note and accrued interest thereon of $50,740.

In April 2017, the Company issued an aggregate of 120,957 shares of common stock at $1.00 per share, for the conversion of convertible notes and accrued interest thereon of $120,957.

In April 2017, the Company issued an aggregate of 902,500 shares of common stock to individuals for services valued at $902,500.

In May 2017, the Company sold an aggregate of 258,000 shares of common stock at $1.00 per share, for gross proceeds of $258,000.

In May 2017, the Company issued an aggregate of 21,559 shares of common stock at $1.00 per share, for the conversion of convertible notes payable and accrued interest of $21,559.

In May 2017, the Company issued an aggregate of 159,883 shares of common stock to individuals for services valued at $159,883.

In June 2017, the Company sold an aggregate of 30,000 shares of common stock at $1.00 per share, for gross proceeds of $30,000.

In June 2017, the Company issued 30,838 shares of common stock at $1.00 per share, for the conversion of a convertible note and accrued interest thereon of $30,838.

On July 17, 2017, the Company issued 2,000,000 shares of common stock for the IP Assets purchased from ISWI valued at $2,000,000.

In July 2017, the Company sold 3,000 shares of common stock at $1.00 per share, for gross proceeds of $3,000.

In July 2017, the Company issued 266,667 shares of common stock at $0.75 per share, for the conversion of a convertible note of $200,000.

In July 2017, the Company issued an aggregate of 575,000 shares of common stock to individuals for services valued at $575,000.

In August 2017, the Company issued an aggregate of 668,750 shares of common stock to individuals for services valued at $668,750.

In September 2017, the Company sold an aggregate of 116,667 shares of common stock at $1.50 per share, for gross proceeds of $175,000.

In September 2017, the Company issued an aggregate of 128,084 shares of common stock at $1.00 per share, for the conversion of convertible notes and accrued interest thereon of $128,084.

In September 2017, the Company issued an aggregate of 177,500 shares of common stock to individuals for services valued at $266,250.

As of September 30, 2017, there were no stock options granted, warrants to purchase up to 250,000 shares of the Company’s common stock outstanding as granted in the convertible notes financing and warrants to purchase up to 233,334 shares of the Company’s common stock outstanding issued with the 116,667 shares of common stock sold at $1.50 per share in September 2017. For each common share sold, the investors received one warrant to purchase one common share exercisable at $2.50 per share for one year from the date of sale and one warrant to purchase one common share exercisable at $5.00 per share for three years from the date of sale.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

12.	RELATED PARTY TRANSACTIONS

The Company’s related parties are First Harvest Financial, Inc. (“FHF”), The Great American Rolling Paper Company (“GARP”), First Harvest Corp. (“FHC”), Lexington Tech Ventures Management, LLC (“Lexington”), Cannavoices, and FHA by common ownership and management.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the three months ended September 30, 2017 and 2016, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates.

For the three months ended September 30, 2017 and 2016, the related parties have been reimbursed the following for management and subcontractor fees, respectively: (a) FHF - $3,000 and $146,100, (b) GARP - $0 and $84,088, (c) FHC - $0 and $200, and (d) Lexington - $0 and $3,000.

For the six months ended September 30, 2017 and 2016, the related parties have been reimbursed the following for management and subcontractor fees, respectively: (a) FHF - $28,875 and $148,600, (b) GARP - $0 and $84,088, (c) FHC - $0 and $200, and (d) Lexington - $0 and $3,000.

For the three and six months ended September 30, 2017, the Company incurred rent expense on behalf FHF of $30,000 and $30,000, respectively.

For the three and six months ended September 30, 2016, the Company incurred rent expense to Cannavoices of $5,953, and $28,953, respectively. The Company has no formal lease with Cannavoices.

For the three and six months ended September 30, 2016, the Company incurred rent expense to FHA of $26,146 and $27,859, respectively. The Company has no formal lease with FHA.

The majority shareholder of the related parties described above is the president and largest shareholder of the Company. For three months ended September 30, 2017 and 2016, he was paid $89,758 and contributed to the Company an aggregate of $55,109, respectively. For six months ended September 30, 2017 and 2016, he was paid $199,231 and $42,391, respectively. He currently has no formal compensation agreement. He is currently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into a game development and licensing agreement with HKA Digital Limited (“HKA”) on October 2, 2015 (the “Development Agreement”). HKA is majority owned by an officer and director of the Company. For the three months ended September 30, 2017 and 2016, the Company paid HKA $164,000 and $501,000, respectively. For the six months ended September 30, 2017 and 2016, the Company paid HKA $199,000 and $501,000, respectively. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work.

13.	COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters that were deemed material to the financial statements as of September 30, 2017, except the following:

On August 21, 2017, Hit Sum to Me, LLC (“HSTM”) filed a complaint with the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (Filing # 61355697), (the “Complaint”), against Cannavoices and Kevin Gillespie. In the complaint HSTM indicates that on or about April 27, 2016, Cannavoices entered into the Loan Agreement with HSTM and Cannavoices issued a Promissory Note (the “HSTM Note”) in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Kevin Gillespie and Daniel Hammett granted HSTM a first priority security interest in all of their shares of common stock of Cannavoices (the “Cannavoices Stock”). The complaint alleges that Cannavoices breached the terms of the HSTM Note by failing to repay the principal balance of such note by July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late charges and costs of collection, including attorney’s fees. Pursuant to the complaint, HSTM requests (i) that a judgment be entered against Cannavoices for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (ii) that a judgment be entered against Kevin Gillespie for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (iii) that a judgment be entered against Kevin Gillespie for possession of his Cannavoices Stock and (iv) for reasonable attorneys’ fees. The Company filed an answer to the complaint on September 6, 2017. See Note 6. – Note Payable.

The Company’s position is that it is not in default of the HSTM Note and was not properly served a notice of default in writing pursuant to the Loan Agreement. The Company disputes the validity of the Complaint. It cannot be determined at this time whether the court will find this HSTM Note in default as alleged in the Compliant. In addition, the amount of any prejudgment cost, fees or penalties are not determinable at this time and have not been accrued for by the Company as of September 30, 2017. The Company has recorded the HSTM Note as a liability at its principal balance of $600,000 and continues to accrue interest at the stated rate of 15% per annum. The Company cannot determine at this time whether the court will agree with the Company’s position. The Company filed an answer to the Complaint on September 6, 2017. The action is still pending.

On September 1, 2017, the Company received a notice of default from EMA with respect to the EMA Notes. EMA alleges that the Company failed to file a registration statement thus giving rise to an event of default pursuant to the EMA Securities Purchase Agreements (as defined herein). Pursuant to the notice of default, EMA has requested that the Company redeem the EMA Notes for cash in the amount of $944,538.31. See Note 8. – Convertible Notes Payable and See Note 14. – Subsequent Events.

14.	SUBSEQUENT EVENTS

Convertible Promissory Notes Payable

On October 5, 2017, the Company repaid the holder of the November Short-Term Note the principal balance of $6,250 plus accrued interest of $2,659. The principal balance outstanding as of the date of these financial statements is $0.

On October 11, 2017, the Company entered into a series of convertible short-term promissory notes (the “October Short-Term Notes”) with lenders pursuant to which the lenders advanced the Company an aggregate of $34,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the October Short-Term Notes will be due and payable by the Company on the 180-day anniversary date of the Note, or April 9, 2018. The October Short-Term Notes are a general unsecured obligation of the Company. At the lenders’ election, the principal balance and accrued interest on the October Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share.

On October 11, 2017, the Company entered into a convertible short-term promissory note (the “October 11th Short-Term Note”) with a lender in which the lender advanced the Company $31,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the October 11th Short-Term Note will be due and payable by the Company on the 90-day anniversary date of such note, or January 9, 2018. The October 11th Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the October 11th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share.

On October 18, 2017, the holders of the July Short-Term Notes elected to convert the aggregate principal balance of $50,000 plus accrued interest of $1,260 into 51,260 shares of common stock at $1.00 per share. The principal balance outstanding as of the date of these financial statements is $0.

Corporate Action

On October 5, 2017, the Board of Directors of the Company approved of a name change of the Company from “First Harvest Corp.” to “Arias Intel Corp.” and a change in ticker symbol accordingly. No shareholder approval is required for the name change. The name change request is currently being reviewed by the Financial Industry Regulatory Authority, or FINRA.

Litigations, Claims and Assessments

On October 19, 2017, EMA filed a complaint with the United States District Court, Southern District of New York (Case No.: 1:17-cv-08072) against the Company, Cannavoices and FHA. In the complaint, EMA indicated that (i) on April 10, 2017, the Company and EMA entered into a Securities Purchase Agreement (the “April 2017 SPA”) and the Company issued EMA the EMA April Note and (ii) on May 15, 2017, the Company and EMA entered into an additional Securities Purchase Agreement (the “May 2017 SPA” and together with the April 2017 SPA, the “EMA Securities Purchase Agreements”) and the Company issued EMA the EMA May Note. In the complaint EMA indicates that pursuant to the May 2017 SPA and a Registration Rights Agreement dated May 15, 2017, the Company was required to file and have declared effective a registration statement with the SEC for the registration of shares of the Company’s common stock issuable upon the conversion of the EMA Notes. EMA alleges that the Company failed to file a registration statement thus giving rise to an event of default pursuant to the EMA Securities Purchase Agreements. Pursuant to the complaint, EMA requests (i) that the Company immediately file a registration statement with the SEC with respect to the shares of the Company’s common stock issuable upon the conversion of the EMA Notes, (ii) that the Company and Cannavoices and FHA, as guarantors of the EMA Notes, pay such amount in damages in excess of $259,500 which consists of the principal amount of the EMA Notes, liquidated damages and default interest and (iii) that the Company pay reasonable legal fees incurred by EMA with respect to the prosecution of the lawsuit. The Company’s position is that the EMA Notes are disputed, contingent and unliquidated because they violate New York usury laws, specifically, that the EMA Notes reflect criminally usurious interest charges aggregating more than 25% in violation of New York Penal Law §190.40, and are void ab initio pursuant to New York's General Obligations Laws §5-511. Under New York law, loans that violate the criminal usury statute are void, and that the lender forfeits its principle and interest, as well as all other associated charges under the note(s). It cannot be determined at this time whether the court will find the EMA Notes in default as alleged in the EMA compliant. In addition, the amount of any prejudgment cost, fees or penalties are not determinable at this time and have not been accrued for by the Company as of September 30, 2017. The Company has recorded the EMA Notes as a liability at its principal balance and continues to accrue interest at the stated rate of 12% per annum. The Company cannot determine at this time whether the court will agree with the Company’s position, but the Company intends to litigate such allegations if a resolution cannot be agreed upon by the Company and EMA. The action is still pending. See Note 8. – Convertible Notes Payable.

On November 9, 2017, the Company received a notice of default from Auctus with respect to the Auctus Notes. The notice of default indicates that between July and August 2017, the Company consummated a series of financing transactions and that pursuant to Section 4.16 of the Auctus May Note, the Company was required to apply at least 60% of the proceeds from such sales towards the payment of the Auctus May Note. In addition, the notice of default indicates that Section 4.16 of the Auctus May Note contained a prohibition with respect to the consummation of a transaction involving capital raising or financing from any party through the sale of debt and/or equity securities for a period of at least 90 days after the issuance date of the Auctus May Note, or until August 13, 2017. Finally, Auctus indicates that a breach of the Auctus May Note resulted in a breach of the Auctus April Note by virtue of the cross-default provision contained in the Auctus April Note. Auctus has requested that the Company immediately pay $283,710.27 with respect to the Auctus April Note and $135,405.78 with respect to the Auctus May Note which includes the principal amounts outstanding on such notes together with accrued interest and applicable penalties thereon. The Company’s position is that the Auctus Notes are disputed, contingent and unliquidated because they violate Massachusetts usury laws, specifically, that the Auctus Notes charge a collective and aggregate interest rate exceeding 20%, and that the Company believes that Auctus has failed to file the required Notice with the Attorney General of the Commonwealth of Massachusetts providing statutory notice that it intended to issue loans in excess of the statutory limit of 20% under Massachusetts General Laws, Sec. 49. The punishment for not providing the statutory notice and charging in excess of 20% could be voiding of the loans by the Court. It cannot be determined at this time whether the Company will be found to be in default as alleged in the Auctus notice of default. In addition, the amount of any prejudgment cost, fees or penalties are not determinable at this time and have not been accrued for by the Company as of September 30, 2017. The Company has recorded the Auctus Notes as a liability at its principal balance and continues to accrue interest at the stated rate of 12% per annum. See Note 8. – Convertible Notes Payable.

Common Stock

During the period from October 1, 2017 through the date of these financial statements, the Company sold an aggregate of 20,700 shares of common stock at $1.50 per share resulting in gross proceeds of $31,050. The Company also issued warrants to purchase up to 41,400 shares of the Company’s common stock. For each common share sold, the investors received one warrant to purchase one common share exercisable at $2.50 per share for one year from the date of sale and one warrant to purchase one common share exercisable at $5.00 per share for three years from the date of sale.

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

Business Overview

First Harvest Corp. (the “Company”) is a digital media platform for tech, media and gaming, which includes mobile gaming, augmented reality, on-demand delivery, digital and social media, and e-commerce. The Company is an early-stage company and has not generated any revenue as of September 30, 2017. The Company plans to generate revenue primarily through in-app purchases, service fees, and cross-channel advertising.

The Company’s focus is on developing innovative technologies that leverage connectivity, distribution, and social networks. The Company intends to use its digital platforms to implement its unique marketing strategy that empowers viral and social mechanisms to reach a growing demographic that utilizes (1) mobile apps & gaming, (2) social media, and (3) on-demand delivery. The Company believes its platforms are entertaining, convenient, and scalable.

By combining these three fast growing business sectors – mobile apps & gaming, social media, and on-demand delivery, along with our experienced development team led by the former EVP of Activision, we believe our business platform can develop into a premier technology medium that attracts, engages, and monetizes.

We intend to use our platform to build our subscriber base and boost users’ engagement within our digital platforms to gather analytics and target advertising directly to users based on their preferences. We are also exploring opportunities to expand a suite of mobile games and apps that target similar audience demographics. We may explore these opportunities through the acquisition of operating companies, asset purchases or internal development. Additional information on the Company may be found on our website: www.FirstHarvestCorp.com.

We were originally incorporated on February 27, 2013 as American Riding Tours, Inc., a Nevada corporation. Our initial business plan related to providing motorcycle tours. Effective July 22, 2016, the Company changed its name to “First Harvest Corp.” Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

On February 10, 2017 (the “Closing Date”), the Company entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued an aggregate of 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s outstanding shares of common stock, following the closing of the Merger Agreement, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

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

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2017 and 2016.

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2017 were $2,136,775, as compared to $545,809 for the three months ended September 30, 2016, an increase of $1,590,966, or 291.5%. This increase was primarily due to the increase in compensation expense under general and administrative expenses.

General and administrative expenses for the three months ended September 30, 2017 were $1,979,017, an increase of $1,634,487 or 474.4%, from $344,530 for the three months ended September 30, 2016. This increase was primarily due to additional compensation expense for a new director, subcontractors, consultants and professional fees to support the development of our digital media platform and administrative expenses, as well as legal and accounting expenses.

During the three months ended September 30, 2017, we incurred non-cash compensation expense of $1,510,000 as part of general and administrative expenses by issuing shares of common stock to various individuals, including a new director, as an incentive for participating in our operations and development, compared to $0 during the three months ended September 30, 2016. The increase was primarily due to higher consulting and director’s fees. By issuing shares in lieu of cash consideration, we were able to utilize outside expertise for project management and preserve cash.

General and administrative expenses to related parties for the three months ended September 30, 2017 were $122,758, a decrease of $78,521 or 39.0%, from $201,279 for the three months ended September 30, 2016. The decrease was primarily due to the increased use of outside contractors for professional services, while prior year related party charges offset certain expenses related to the management fees and start-up of the business operations.

Research and development expenses to related parties for the three months ended September 30, 2017 were $35,000, an increase from $0 for the three months ended September 30, 2016. The increase was primarily related to our beta-test promotions and updates of our mobile gaming app. Our research and development expenses relate to our outside gaming app development costs for our mobile gaming app, Hemp Inc, performed by HKA Digital Limited. During the three months ended September 30, 2017, we have primarily been in beta-test mode of our mobile gaming app to determine technical feasibility and the additional development direction of the app for the targeted audience.

Total Other Income/(Expense). Total other expenses for the three months ended September 30, 2017 were $511,820, as compared to $42,625 for the three months ended September 30, 2016, an increase of $469,195, or 1,100.8%. This increase was primarily due to the increase in non-cash interest expense and change in derivative liabilities associated with the accounting treatment for the convertible notes payable (“Convertible Notes Payable”) from two institutions in the aggregate amount of $519,000 and related issuance of 250,000 warrants.

Interest income for the three months ended September 30, 2017 was $1,500, which reflected no change from the three months ended September 30, 2016. The interest income is accrued interest related to our $100,000 convertible note receivable from a social media company.

Total interest expense for the three months ended September 30, 2017 was $574,910, an increase of $530,785 or 1,202.9%, from $44,125 for the three months ended September 30, 2016. This increase was primarily due to non-cash interest expenses related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the three months ended September 30, 2017, the Company incurred $40,501 in interest expense related to its promissory notes payable, a decrease of $3,624 or 8.2%, from $44,125 for the three months ended September 30, 2016. The decrease was due to the decrease in the outstanding balance in promissory notes payable financing during the periods. This interest expense is unrelated to the non-cash interest expense associated with the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the three months ended September 30, 2017, the Company incurred non-cash interest expense of $534,410 related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable compared to $0 for the three months ended September 30, 2016. The Company has identified the embedded derivative and warrant liability related to the Convertible Notes Payable. The accounting treatment of the derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at September 30, 2017 was $1,525,051 and $1,864,328 for the debt derivative and warrant liability, respectively. The fair value of the embedded derivatives and warrant liability at issuance of the Convertible Notes Payable, were determined using the Binomial Option Pricing Model. The initial fair value of the embedded debt derivative and warrant liability in aggregate of $703,493 was allocated as a debt discount up to the net proceeds of the notes, or $362,003, with the remainder $341,490 charged to current period operations as interest expense. In addition, the Company amortized an aggregate of $192,920 of debt discounts to current period operations as interest expense.

The Company incurred a net gain on the change in the derivative liability for the three months ended September 30, 2017 of $61,590 compared to $0 for the three months ended September 30, 2016. The notes issued pursuant to the Convertible Notes Payable are convertible into common stock, at the holders’ option, at a discount to the market price of the Company’s common stock. In addition, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock to such holders in 2017. The Company has identified the embedded derivatives related to these promissory notes and warrants relating to certain conversion features and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and warrants, and to fair value as of each subsequent reporting date. The fair value of the embedded derivatives related to the notes at September 30, 2017 was $1,525,051, and the Company recorded a gain on change in debt derivative liabilities of $363,627 for the three months ended September 30, 2017. The fair value of the embedded derivatives related to the warrants at September 30, 2017 was $1,864,328, and the Company recorded a loss on change in warrant derivative liabilities of $302,037 for the three months ended September 30, 2017. The change in the derivative liability expense was attributable to the change in the input variables that factors in stock price, risk-free rate, volatility, and duration outstanding for the notes and warrants.

Net Loss. As a result of the foregoing, the net loss for the three months ended September 30, 2017 was $2,648,595 or $0.09 per common share, basic and diluted, as compared to a loss from operations of $588,434 or $0.03 per common share, basic and diluted, for the three months ended September 30, 2016, an increase of $2,060,161 or 350.1%.

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

First Harvest Corp.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016

GAAP NET LOSS	$(2,648,595)	$(588,434)
Non-GAAP adjustments:
Add: Non-Cash Stock-based Compensation Charge	$1,510,000	$0
Non-Cash Charge for Interest Expense Related to Embedded Debt Derivative and Warrant Liability	534,410	-
Non-Cash Gain for Change in the Fair Value of Derivative	(61,590)	-
Total Non-Cash Charges	$1,982,820	$0

Non-GAAP Net Loss	$(665,775)	$(588,434)

Non-GAAP Earnings (Loss) Per Share	$(0.02)	$(0.03)

For the Six Months Ended September 30, 2017 Compared to the Six Months Ended September 30, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended September 30, 2017 and 2016.

Total Operating Expenses. Total operating expenses for the six months ended September 30, 2017 were $3,837,671, as compared to $2,852,175 for the six months ended September 30, 2016, an increase of $985,496, or 34.6%. This increase was primarily due to the increase in compensation expense under general and administrative expenses.

General and administrative expenses for the six months ended September 30, 2017 were $3,380,565, an increase of $1,364,481 or 67.7%, from $2,016,084 for the six months ended September 30, 2016. This increase was primarily due to additional compensation expense for a new director, subcontractors, consultants and professional fees to support the development of our digital media platform and administrative expenses, as well as legal and accounting expenses.

During the six months ended September 30, 2017, we incurred non-cash compensation expense of $2,572,383 as part of general and administrative expenses by issuing shares of common stock to various individuals, including a new director, as an incentive for participating in our operations and development, compared to $1,330,191 during the six months ended September 30, 2016, an increase of $1,242,192 or 93.4%. The increase was primarily due to higher consulting and director’s fees. By issuing shares in lieu of cash consideration, we were able to utilize outside expertise for project management and preserve cash.

General and administrative expenses to related parties for the six months ended September 30, 2017 were $258,106, a decrease of $76,985 or 23.0%, from $335,091 for the six months ended September 30, 2016. The decrease was primarily due to the increased use of outside contractors for professional services, while prior year related party charges offset certain expenses related to the management fees and start-up of the business operations.

Research and development expenses to related parties for the six months ended September 30, 2017 were $199,000, a decrease of $302,000 or 60.3%, from $501,000 for the six months ended September 30, 2016. The decrease was primarily related to our shift in development work to our beta-test promotions and updates of our mobile gaming app. Our research and development expenses relate to our outside gaming app development costs for our mobile gaming app, Hemp Inc, performed by HKA Digital Limited. During the six months ended September 30, 2017, we have primarily been in beta-test mode of our mobile gaming app to determine technical feasibility and the additional development direction of the app for the targeted audience.

Total Other Income/(Expense). Total other expenses for the six months ended September 30, 2017 were $2,925,314, as compared to $48,625 for the six months ended September 30, 2016, an increase of $2,876,689 or 5,916.1%. This increase was primarily due to the increase in non-cash interest expense and change in derivative liabilities associated with the accounting treatment for the Convertible Notes Payable from two institutions in the aggregate amount of $519,000 and related issuance of 250,000 warrants.

Interest income for the six months ended September 30, 2017 was $3,000, which reflected no change from the six months ended September 30, 2016. The interest income is accrued interest related to our $100,000 convertible note receivable from a social media company.

Total interest expense for the six months ended September 30, 2017 was $2,875,925, an increase of $2,824,300 or 5,470.8%, from $51,625 for the six months ended September 30, 2016. This increase was primarily due to non-cash interest expenses related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the six months ended September 30, 2017, the Company incurred $78,110 in interest expense related to its promissory notes payable, an increase of $26,485 or 51.3%%, from $51,625 for the six months ended September 30, 2016. The increase was due to the increase in the outstanding balance in promissory notes payable financing during the periods. This interest expense is unrelated to the non-cash interest expense associated with the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the six months ended September 30, 2017, the Company incurred non-cash interest expense of $2,797,815 related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable compared to $0 for the six months ended September 30, 2016. The Company has identified the embedded derivative and warrant liability related to the Convertible Notes Payable. The accounting treatment of the derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at September 30, 2017 was $1,525,051 and $1,864,328 for the debt derivative and warrant liability, respectively. The fair value of the embedded derivatives and warrant liability at issuance of the Convertible Notes Payable, were determined using the Binomial Option Pricing Model. The initial fair value of the embedded debt derivative and warrant liability in aggregate of $3,336,991 was allocated as a debt discount up to the net proceeds of the notes, or $881,003, with the remainder $2,504,488 charged to current period operations as interest expense. In addition, the Company amortized an aggregate of $293,328 of debt discounts to current period operations as interest expense.

The Company incurred a net loss on the change in the derivative liability for the six months ended September 30, 2017 of $52,389 compared to $0 for the six months ended September 30, 2016. The notes issued pursuant to the Convertible Notes Payable are convertible into common stock, at the holders’ option, at a discount to the market price of the Company’s common stock. In addition, the Company issued warrants to purchase up to 250,000 shares of the Company’s common stock to such holders in 2017. The Company has identified the embedded derivatives related to these promissory notes and warrants relating to certain conversion features and anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and warrants, and to fair value as of each subsequent reporting date. The fair value of the embedded derivatives related to the notes at September 30, 2017 was $1,525,051, and the Company recorded a gain on change in debt derivative liabilities of $969,648 for the six months ended September 30, 2017. The fair value of the embedded derivatives related to the warrants at September 30, 2017 was $1,864,328, and the Company recorded a loss on change in warrant derivative liabilities of $1,022,037 for the six months ended September 30, 2017. The change in the derivative liability expense was attributable to the change in the input variables that factors in stock price, risk-free rate, volatility, and duration outstanding for the notes and warrants.

Net Loss. As a result of the foregoing, the net loss for the six months ended September 30, 2017 was $6,762,985 or $0.25 per common share, basic and diluted, as compared to a loss from operations of $2,900,800 or $0.14 per common share, basic and diluted, for the six months ended September 30, 2016, an increase of $3,862,185 or 133.1%.

Reconciliation of GAAP to non-GAAP Financial Measures

The following table contains financial measures that are not calculated in accordance with GAAP. Such measures, which are unaudited and should only be read in conjunction with our financial statements and related notes included elsewhere in this report, are intended to serve as a supplement to the GAAP results. The unaudited non-GAAP information reflects the adjustment to GAAP Net Income Attributable to Common Shareholders on a non-GAAP basis, whereby the effect of non-cash adjustments for each period presented for stock-based compensation and the interest expense related to the accounting treatment for embedded debt derivative and warrant liability charges and the change in the fair value of derivatives associated with the Convertible Notes Financing added back to the GAAP Net Income Attributable to Common Shareholders. This non-GAAP adjustment has been used to calculate the non-GAAP earnings per share. The non-GAAP operating results for the quarters presented are not necessarily indicative of results for any future periods, but management believes these non-GAAP financial measures provide useful information to investors for a more accurate picture of the Company’s operations on an ongoing basis.

First Harvest Corp.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016

GAAP NET LOSS	$(6,792,985)	$(2,900,800)
Non-GAAP adjustments:
Add: Non-Cash Stock-based Compensation Charge	$2,572,383	$1,330,191
Non-Cash Charge for Interest Expense Related to Embedded Debt Derivative and Warrant Liability	2,797,816	-
Non-Cash Charge for Change in the Fair Value of Derivative	52,389	-
Total Non-Cash Charges	$5,422,588	$1,330,191

Non-GAAP Net Loss	$(1,370,397)	$(1,570,609)

Non-GAAP Earnings Per Share	$(0.05)	$(0.07)

Going Concern

Our independent registered public accounting firm stated that our financial statements for the three and six months ended September 30, 2017 and 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have not generated revenue and incurred a net loss of $2,648,595 and $6,762,985 for the three and six months ended September 30, 2017, respectively. We had an accumulated deficit of $13,825,370 as of September 30, 2017, expect to generate net losses for the near future, and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2017 compared to March 31, 2017:

	September 30, 2017	March 31, 2017	Change
Current Assets	$74,850	$-	$74,850
Current Liabilities	$4,584,713	$1,445,552	$3,139,161
Working Capital Deficiency	$(4,509,863)	$(1,445,552)	$(3,064,311)

As of September 30, 2017 and March 31, 2017, we had a working capital deficiency of $4,509,863 and $1,445,552, respectively, an increase of $3,064,311 or 212.0%. The increase in working capital deficiency was primarily due to the accounting treatment related to the Convertible Notes Financing for the embedded debt derivative and warrant liability of $3,389,379 at September 30, 2017 compared to $0 at March 31, 2017. The derivative financial instruments require that the Company record fair value of the derivatives as of the inception date of the Convertible Notes Financing and to fair value as of each subsequent reporting date which at September 30, 2017 was $1,525,051 and $1,864,328 for the debt derivative and warrant liability, respectively.

For the three and six months ended September 30, 2017 and 2016, respectively, we recorded no revenue. As a result, we do not have any capital resources to meet our projected cash flow requirements to conduct our proposed operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Therefore, we will require additional financing in order to develop our business. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for operations and these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

During the six months ended September 30, 2017, we used net cash of $1,178,129 in operations, and generated $1,252,979 net cash from financing activities, including common stock sales and issuance of notes payable. During the six months ended September 30, 2016, we used net cash of $1,550,276 in operations, and generated $1,572,000 net cash from financing activities from common stock sales and issuance of notes payable.

Sources of Liquidity

Common Stock. During the six months ended September 30, 2017, we sold an aggregate of 407,667 shares of common stock for gross proceeds of $466,000.

Convertible Promissory Notes Payable. During the six months ended September 30, 2017, the Company entered into a series of short-term convertible promissory notes in the aggregate principal amount of $591,000. During the six months ended September 30, 2017, the Company issued an aggregate of 635,758 shares of common stock for the conversion of the short-term convertible notes payable and accrued interest in the amount of $552,178.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to September 30, 2017, we have not recognized any revenue.

Stock-Based Compensation: We account for stock-based compensation in accordance with Accounting Standards Committee (“ASC”) 718 “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We account for stock-based compensation to consultants and other third parties in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees.” Compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Convertible Instruments: U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of September 30, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

JOBS Act

On April 5, 2012, the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

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

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017. Specifically, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and six months ended September 30, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 21, 2017, Hit Sum to Me, LLC (“HSTM”) filed a complaint with the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (Filing # 61355697), (the “Complaint”), against Cannavoices and Kevin Gillespie. In the complaint HSTM indicates that on or about April 27, 2016, Cannavoices entered into the Loan Agreement with HSTM and Cannavoices issued a Promissory Note (the “HSTM Note”) in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Kevin Gillespie and Daniel Hammett granted HSTM a first priority security interest in all of their shares of common stock of Cannavoices (the “Cannavoices Stock”). The complaint alleges that Cannavoices breached the terms of the HSTM Note by failing to repay the principal balance of such note by July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late charges and costs of collection, including attorney’s fees. Pursuant to the complaint, HSTM requests (i) that a judgment be entered against Cannavoices for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (ii) that a judgment be entered against Kevin Gillespie for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (iii) that a judgment be entered against Kevin Gillespie for possession of his Cannavoices Stock and (iv) for reasonable attorneys’ fees. The Company filed an answer to the complaint on September 6, 2017.

The Company’s position is that it is not in default of the HSTM Note and was not properly served a notice of default in writing per the Loan Agreement. The Company disputes the validity of the Complaint. It cannot be determined at this time whether the Court will find this HSTM Note in default as alleged in the Compliant. In addition, the amount of any prejudgment cost, fees or penalties are not determinable at this time and have not been accrued for by the Company. The Company has recorded the HSTM Note as a liability at its principal balance of $600,000 and continues to accrue interest on the promissory note at the stated rate of 15% per annum. The Company cannot determine at this time whether the Court will agree with the Company’s position. The Company filed an answer to the Complaint on September 6, 2017. The action is still pending.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2017, the Company sold 3,000 shares of common stock at $1.00 per share, for gross proceeds of $3,000.

In July 2017, the Company issued 266,667 shares of common stock at $0.75 per share, for the conversion of a convertible note in the principal amount of $200,000.

In July 2017, the Company issued an aggregate of 575,000 shares of common stock to individuals for services valued at $575,000.

In August 2017, the Company issued an aggregate of 668,750 shares of common stock to individuals for services valued at $668,750.

In September 2017, the Company sold an aggregate of 116,667 shares of common stock at $1.50 per share, for gross proceeds of $175,000.

In September 2017, the Company issued an aggregate of 128,084 shares of common stock at $1.00 per share, for the conversion of convertible notes and accrued interest thereon of $128,084.

In September 2017, the Company issued an aggregate of 177,500 shares of common stock to individuals for services valued at $266,250.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

On August 21, 2017, HSTM filed the Complaint against Cannavoices and Kevin Gillespie which indicates that on or about April 27, 2016, Cannavoices entered into the Loan Agreement with HSTM and Cannavoices issued a promissory note in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Kevin Gillespie granted HSTM a first priority security interest in all of his shares of common stock of Cannavoices. The Complaint alleges that Cannavoices breached the terms of the note by failing to repay the principal balance of such note by the maturity date, or July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late charges and costs of collection, including attorney’s fees. The Company filed an answer to the complaint on September 6, 2017. The action is still pending. See Item 1. Legal Proceedings.

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

FIRST HARVEST CORP.

Date: November 14, 2017	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)