Form 10-Q
period 2017-12-31
Arias Intel Corp.
filed 2018-02-14
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55120

ARIAS INTEL CORP.

(Exact name of registrant as specified in its charter)

Nevada	46-2143018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5015 W. Nassau Street

Tampa, Florida 33607

(Address of principal executive offices) (zip code)

(877) 749-5909

(Registrant’s telephone number, including area code)

First Harvest Corp.

(Former name, former address and former fiscal year, if changed since last report)

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

As of February 14, 2018 there were 30,455,167 shares of registrant’s common stock outstanding.

ARIAS INTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARIAS INTEL CORP.

Condensed Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,763	$-
Total current assets	14,763	-

OTHER ASSETS
Convertible note receivable	100,000	100,000
Interest receivable	10,500	6,000
Intellectual property, net	1,694,977	-
Total other assets	1,805,477	106,000

TOTAL ASSETS	$1,820,240	$106,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$303,720	$211,723
Bank overdraft	-	771
Due to related party	10,717	20,725
Derivative liability	2,720,852	-
Warrant liability	2,482,719	-
Convertible notes payable, net of debit discount of $447,712 and $587,675 respectively	594,288	614,000
Notes payable, net of debt discount of $0 and $1,667, respectively	600,000	598,333
Total current liabilities	6,712,296	1,445,552

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, -0- and -0- shares issued and outstanding as of 12/31/2017 03/31/2017, respectively.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,455,167 and 24,666,182 shares issued and outstanding as of 12/31/2017 and 03/31/2017, respectively.	30,455	24,666
Additional paid-in capital	11,558,700	5,698,167
Common stock payable	76,000	-
Accumulated deficit	(16,557,211)	(7,062,385)
Total stockholders’ deficit	(4,892,056)	(1,339,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,820,240	$106,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIAS INTEL CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	December 31, 2017	December 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,992,576	2,317,285
General and administrative - Related Party	398,423	400,083
Research and development - Related Party	199,000	572,400

Total Operating Expenses	4,589,999	3,289,768

LOSS FROM OPERATIONS	(4,589,999)	(3,289,768)

OTHER INCOME/(EXPENSE)
Interest income	4,500	4,500
Interest expense	(679,983)	(91,325)
Loss on change in derivative and warrant liability	(4,229,344)	-

Total other income/(expense)	(4,904,827)	(86,825)

NET LOSS	$(9,494,826)	$(3,376,593)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.33)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	28,406,108	22,036,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIAS INTEL CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	December 31, 2017	December 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	692,486	301,201
General and administrative - Related Party	59,842	64,992
Research and development - Related Party	-	71,400

Total Operating Expenses	752,328	437,593

LOSS FROM OPERATIONS	(752,328)	(437,593)

OTHER INCOME/(EXPENSE)
Interest income	1,500	1,500
Interest expense	(308,546)	(39,700)
Loss on change in derivative and warrant liability	(1,672,467)	-

Total other income/(expense)	(1,979,513)	(38,200)

NET LOSS	$(2,731,841)	$(475,793)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	30,326,520	23,223,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIAS INTEL CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	December 31, 2017	December 31, 2016

OPERATING ACTIVITIES

Net loss	$(9,494,826)	$(3,376,593)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	305,023	-
Stock issued for services and expenses	2,750,384	1,348,941
Stock issued for interest expense	9,439	-
Amortization of debt discount	575,014	13,333
Expenses incurred on the issuance of convertible notes payable	35,000	-
Increase in derivative and warrant liability	4,229,344	-
Changes in operating assets and liabilities
Increase in interest receivable, related party	(4,500)	(4,500)
Decrease in other receivables	1,667	-
Increase (Decrease) in accounts payable and accrued expenses	91,997	49,993
Decrease in related party payable	(10,008)	-

Net cash used in operating activities	(1,511,466)	(1,968,826)

INVESTING ACTIVITIES

Net cash used in investing	-	-

FINANCING ACTIVITIES
Bank overdraft	(771)	-
Proceeds from common stock issued for cash and common stock payable	588,500	896,000
Proceeds from convertible notes payable	1,183,500	438,000
Proceeds from notes payable	-	580,000
Repayments of convertible notes payable	(245,000)	-

Net cash provided by financing activities	1,526,229	1,914,000

NET INCREASE IN CASH	14,763	(54,826)

CASH AT BEGINNING OF PERIOD	-	54,901

CASH AT END OF PERIOD	$14,763	$75

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$43,156	$64,292
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount	$-	$6,667
Common Stock Payable for Services	$31,000	$-
Non cash stock issued in advance for prepaid expense	$-	$18,750
Stock issued for settlement of notes and interest	$603,438	$-
Stock issued for intellectual property	$2,000,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIAS INTEL CORP.

Notes to condensed consolidated financial statements (unaudited)

1.	NATURE OF BUSINESS

Arias Intel Corp. (the “Company”) is a digital media platform for tech, media and gaming, which includes mobile gaming, augmented reality, on-demand delivery, digital and social media, and e-commerce. The Company is an early stage company and has not generated any revenue as of December 31, 2017. The Company plans to generate revenue primarily through in-app purchases, service fees, and cross-channel advertising.

The Company was incorporated under the laws of the State of Nevada on February 27, 2013 as American Riding Tours, Inc. Effective July 22, 2016, the Company changed its name from “American Riding Tours, Inc.” to “First Harvest Corp.” Effective December 1, 2017, the Company changed its name from “First Harvest Corp.” to “Arias Intel Corp.” Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

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

The consolidated financial statements of the Company are those of Arias Intel Corp. and of the consolidated subsidiaries from the Closing Date and subsequent periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of December 31, 2017 and for the three and nine months ended December 31, 2017 and 2016, respectively. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the operating results for the full year ending March 31, 2018, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related disclosures of the Company as of March 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on June 30, 2017.

2.	GOING CONCERN AND MANAGEMENT’S PLAN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue during the three and nine months ended December 31, 2017, and incurred a net loss of $2,731,841 and $9,494,826 for the three and nine months ended December 31, 2017, respectively. The Company has an accumulated deficit of $16,557,211 as of December 31, 2017. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise money from either equity or debt financing, and the attainment of profitable operations from the Company’s future business. Additionally, the Company is actively seeking strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Cannavoices, Inc. and FH Acquisition Corp. (“FHA”). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. The reclassifications had no impact on net loss or total assets and liabilities.

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

Use of Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock and the valuation allowance relating to the Company’s deferred tax assets.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenue when it is realized or realizable and earned. The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet. For the period from February 27, 2013 (inception) to December 31, 2017, the Company did not recognize any revenue.

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

The Company accounts for stock-based compensation to consultants and other third parties in accordance with ASC 505-50 “Equity-Based Payments to Non-Employees.” Compensation expense is determined at the “measurement date.” Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense for the three and nine months ended December 31, 2017 and December 31, 2016, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents, to the extent the funds are not being held for investment purposes. As at December 31, 2017 and March 31, 2017, the Company had no cash equivalents.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Although there were common stock equivalents as of December 31, 2017, they were anti-dilutive.

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016
Net Loss	$(2,731,841)	$(475,793)
Weighted Average Shares	30,326,520	23,223,187
Net Loss Per share	$(0.09)	$(0.02)

	For the Nine Months Ended December 31, 2017	For the Nine Months Ended December 31, 2016
Net Loss	$(9,494,826)	$(3,376,593)
Weighted Average Shares	28,406,108	22,036,635
Net Loss Per share	$(0.33)	$(0.15)

The following financial instruments were not included in the diluted loss per share calculation as of December 31, 2017 and 2016 because their effect was anti-dilutive:

	As of December 31
	2017	2016
Warrants to purchase Common Stock	$578,668	$-
Convertible notes	1,743,924	514,368
Total	$2,322,592	$514,368

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of and for the quarters ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While the Company does not expect the adoption of ASU 2017-12 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-12 may have on its financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. While the Company does not expect the adoption of ASU 2017-11 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-11 may have on its financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company expects that this guidance will not have a material effect on its financial statements.

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

On March 31, 2016, the Company purchased a convertible promissory note from a related party (the “Assignor”) in the principal amount of $100,000. The convertible promissory note was assigned to the Company for $100,000 in cash consideration and the Assignor of the convertible promissory note relinquished any further participating interest. The convertible promissory note accrues interest at 6% compounded annually and matured on November 30, 2017. On October 20, 2017, the maturity date of this note was amended to October 31, 2019. The convertible promissory note is convertible into equity of the issuer of the note, a social media company, upon events not certain to occur as of December 31, 2017.

The balance of the convertible promissory note receivable, including accrued interest at December 31, 2017 and March 31, 2017 was $110,500 and $106,000, respectively. For the three and nine months ended December 31, 2017 and 2016, the Company recognized $1,500 and $4,500 in interest income, respectively.

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

As consideration for the IP Assets, the Company issued ISWI an aggregate of 2,000,000 shares of Company’s restricted common stock. The Company determined the valuation of the 2,000,000 shares should be at the most recent arms-length transaction price of $1.00 per share or $2,000,000 to reflect the fair value of the consideration purchased based on future earnings assumptions utilizing the IP Assets. The Company considers stock sales to independent investors to be a better indicator of the true fair value of the Company’s restricted common stock based on its limited trading market and lack of liquidity. The asset purchase was an arms-length transaction from an independent third party. The Company recorded the intangible IP Assets at the fair value of the consideration transferred of $2,000,000. The Company has determined to amortize the IP Assets over three years on a straight-line basis. For the nine months ended December 31, 2017, the Company incurred $305,023 in amortization expense.

6.	NOTE PAYABLE

On April 27, 2016, the Company issued a promissory note in the principle amount of $600,000, net of associated discount of $20,000. The note bears interest at a rate of 15% per annum and interest payments were to be paid monthly beginning June 1, 2016. The Company has the right to prepay the note at any time without penalty. The promissory note is secured by a security interest in all of the assets of the Company. The principal and accrued interest of the note became due and payable by the Company on the one-year anniversary date of the note, or April 27, 2017. Although the Company reached an agreement with the holder of the promissory note to extend the maturity date until July 1, 2017, the promissory note is currently in default and a lawsuit has been commenced against the Company by the holder thereof. See Note 13. – Commitments and Contingencies.

The outstanding principal of the promissory note at December 31, 2017 and March 31, 2017 was $600,000 and $598,333, respectively. For the three months ended December 31, 2017 and 2016, the Company recognized $22,500 and $62,500 in interest expense and amortization of debt discount of $0 and $1,667, respectively, included in interest expense in the accompanying statement of operations. For the nine months ended December 31, 2017 and 2016, the Company recognized $62,500 and $52,500 in interest expense and amortization of debt discount of $1,667 and $13,336, respectively, included in interest expense in the accompanying statement of operations. As of December 31, 2017 and December 31, 2016, the Company recorded $60,000 and $0 in accrued interest expense, respectively.

7.	CONVERTIBLE PROMISSORY NOTES PAYABLE

On November 10, 2016, the Company entered into a convertible short-term promissory note (the “November Short-Term Note”) with a lender that has an outstanding principal balance of $6,250 plus accrued interest of $2,646 at September 30, 2017. The Company reached a verbal agreement with the holder of the November Short-Term Note to extend the maturity date of such note until October 5, 2017 and the note continues to accrue interest at a rate of 10% per annum. On October 5, 2017, the Company repaid the holder of the November Short-Term Note the principal balance of $6,250 plus accrued interest of $2,646. The principal balance outstanding as of December 31, 2017 is $0.

On July 18, 2017, the Company entered into a series of convertible short-term promissory notes (the “July Short-Term Notes”) with lenders pursuant to which the lenders advanced the Company an aggregate of $50,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. The principal and accrued interest on the July Short-Term Notes became due and payable by the Company on the ninety-day anniversary date of the July Short-Term Notes, or October 16, 2017. On October 18, 2017, the July Short-Term Notes and the related accrued interest of $1,260 were converted into an aggregate of 51,260 shares of the Company’s common stock.

On August 3, 2017, the Company entered a convertible short-term promissory note (the “August 3rd Short-Term Note”) with a lender pursuant to which the lender advanced the Company $20,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 3rd Short-Term Note will be due and payable by the Company on the 180-day anniversary date of such note, or January 30, 2018. The August 3rd Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the August 3rd Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $504 in interest expense and recorded $822 in accrued interest expense. See Note 14. – Subsequent Events.

On August 14, 2017, the Company entered into a series of convertible short-term promissory notes (the “August 14th Short-Term Notes”) with lenders pursuant to which the lenders advanced the Company an aggregate of $11,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 14th Short-Term Notes will be due and payable by the Company on the 180-day anniversary date of the August 14th Short-Term Notes, or February 10, 2018. The August 14th Short-Term Notes are a general unsecured obligation of the Company. At each lender’s election, the principal balance and accrued interest on the August 14th Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $277 in interest expense and recorded $413 in accrued interest expense. See Note 14. – Subsequent Events.

On August 17, 2017, the Company entered into a convertible short-term promissory note (the “August 17th Short-Term Note”) with a lender pursuant to which the lender advanced the Company $300,000. Interest on such note accrues at a rate of 5% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 17th Short-Term Note will be due and payable by the Company on the one-year anniversary date of such note, or August 17, 2018. The August 17th Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the August 17th Short-Term Note may be converted into common stock of the Company at a fixed rate of $0.40 per share. For the three months ended December 31, 2017, the Company recognized $7,562 in interest expense and recorded $9,411 in accrued interest expense.

On September 5, 2017, the Company entered a convertible short-term promissory note (the “September 5th Short-Term Note”) with a lender pursuant to which the lender advanced the Company $25,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the September 5th Short-Term Note will be due and payable by the Company on the 120-day anniversary date of such note, or January 3, 2018. The September 5th Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the September 5th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $630 in interest expense and recorded $801 in accrued interest expense. See Note 14. – Subsequent Events.

On September 29, 2017, the Company entered a convertible short-term promissory note (the “September 29th Short-Term Note”) with a lender pursuant to which the lender advanced the Company $10,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the September 29th Short-Term Note will be due and payable by the Company on the 180-day anniversary date of such note, or March 28, 2018. The September 29th Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the September 29th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $252 in interest expense and recorded $255 in accrued interest expense.

On October 11, 2017, the Company entered into a series of convertible short-term promissory notes (the “October 11th Short-Term Notes”) with lenders pursuant to which the lenders advanced the Company $34,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the October 11th Short-Term Notes will be due and payable by the Company on the 180-day anniversary date of such note, or April 9, 2018. The October 11th Short-Term Notes are a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the October 11th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $857 in interest expense and recorded $857 in accrued interest expense.

On October 11, 2017, the Company entered into a convertible short-term promissory note (the “October 11th Short-Term Note”) with a lender pursuant to which the lender advanced the Company $31,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the October 11th Short-Term Note will be due and payable by the Company on the 90-day anniversary date of such note, or January 9, 2018. The Company has the option to extend the October 11th Short-Term Note to the 240-day anniversary or June 8, 2018 if the lender elects to have this note repaid. The October 11th Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the October 11th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $781 in interest expense and recorded $781 in accrued interest expense.

On November 9, 2017, the Company entered into a convertible short-term promissory note (the “November 9th Short-Term Note”) with a lender pursuant to which the lender advanced the Company $15,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the November 9th Short-Term Note will be due and payable by the Company on the 180-day anniversary date of such note, or May 9, 2018. The November 9th Short-Term Note is a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the November 9th Short-Term Note may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $378 in interest expense and recorded $378 in accrued interest expense.

On December 13, 2017, the Company entered into a series of convertible short-term promissory notes (the “December 13th Short-Term Notes”) with lenders pursuant to which the lenders advanced the Company $77,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the December 13th Short-Term Note will be due and payable by the Company on the 90-day anniversary date of such note, or March 13, 2018. The December 13th Short-Term Notes are a general unsecured obligation of the Company. At the lender’s election, the principal balance and accrued interest on the December 13th Short-Term Notes may be converted into common stock of the Company at a fixed rate of $1.00 per share. For the three months ended December 31, 2017, the Company recognized $357 in interest expense and recorded $357 in accrued interest expense.

Due to the nature of the issued convertible notes payable notes described below, the Company determined that the conversion feature requires classification as an embedded derivative. The accounting treatment requires that the Company record at fair value at inception as a liability and to fair value as of each subsequent reporting date which at December 31, 2017 was $1,672,175.

The fair value of the embedded derivatives at issuance of the convertible notes payable were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 228.13% to 260.33%, (3) weighted average risk-free interest rate of 0.44% to 1.35%, (4) expected lives of 0.25 to 0.49 years, and (5) estimated fair value of the Company’s common stock from $1.00 to $1.50 per share.

8.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of December 31, 2017 and March 31, 2017:

	December 31, 2017	March 31, 2017
Auctus Fund LLC notes payable	$259,500	$-
EMA Financial LLC	259,500	-
Total notes payable	519,000	-
Less unamortized debt discount	(156,959)	-
Total notes payable net of unamortized debt discount	362,041	-
Less current portion	(362,041)	-
Long term portion	$-	$-

Auctus Fund LLC

During the nine months ended September 30, 2017, the Company entered into Securities Purchase Agreements with Auctus Fund LLC (“Auctus”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500. On April 7, 2017, the Company issued Auctus a convertible promissory note in the principal amount of $175,000 (the “Auctus April Note”) and on May 15, 2017, the Company issued Auctus a convertible promissory note in the principal amount of $84,500 (the “Auctus May Note” and together with the Auctus April Note, the “Auctus Notes”). In connection with the issuance of the Auctus Notes, the Company issued five-year warrants (the “Auctus Warrants”) to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment.

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

The Auctus May Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of (i) a 50% discount to the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading days prior to May 15, 2017 and (ii) 50% of the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading day period prior to conversion. The Auctus April Note is convertible into shares of the Company’s common stock at any time at a conversion price equal to the lesser of (i) a 60% discount to the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading days prior to April 7, 2017 and (ii) 60% of the lesser of the lowest traded price and closing bid price of the common stock during the 25 trading day period prior to conversion.

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

All amounts due under the Auctus Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to, (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of common stock upon any conversion of the Auctus Notes, (iv) our breach of the covenants, representations or warranties pursuant to the Auctus Notes, (v) our appointment of a trustee, (vi) a judgment against us in excess of $100,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to comply with the reporting requirements of the Securities Exchange Act of 1934, (x) the delisting of our common stock from the OTC Pink or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the issuance date of the Auctus Notes until such notes have been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to Auctus. We are required to pay an amount equal to 150% times the sum of the then outstanding principal amount of the Auctus Notes together with accrued interest thereon with Auctus Default Interest (collectively, the “Default Sum”) for failure to pay the principal amount of the Auctus Notes together with interest accrued thereon when due at the maturity date. In addition, we shall be required to pay Auctus $2,000 per day, for each day beyond the date that we are required to deliver shares of common stock to Auctus upon conversion of the Auctus notes.

Pursuant to the Auctus May Note, at any time the Company consummates a financing transaction, the Company is required to apply at least 60% of the proceeds from such sales towards the payment of the Auctus May Note. In addition, the Auctus May Note contains a prohibition with respect to the consummation of a transaction involving capital raising or financing from any party through the sale of debt and/or equity securities for a period of at least 90 days after the issuance date of the Auctus May Note, or until August 13, 2017, without the consent of Auctus. Finally, the Auctus Notes have a cross-default provision whereby a default of the Auctus May Note constitutes a default of the Auctus April Note. See Note 14. – Commitments and Contingencies.

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

On November 9, 2017, the Company received a notice of default from Auctus with respect to the Auctus Notes, and Auctus commenced a lawsuit against the Company on November 27, 2017. Auctus alleged the Company failed to apply at least 60% of the proceeds from financing transactions consummated during its second quarter ended September 30, 2017 towards the repayment of the Auctus May Note and the Company also failed to adhere to the prohibition of the Auctus May Note, which prohibited financing transactions by the Company for at least 90 days following the issuance of such note, without prior written consent of Auctus, giving rise to an event of default. In addition, Auctus alleged a breach of the Auctus May Note resulted in a breach of the Auctus April Note by virtue of the cross-default provision contained in the Auctus April Note. At December 31, 2017, the Auctus Notes were disputed, contingent and unliquidated, and the Company intended to litigate such allegations if a resolution could not be agreed upon by all of the parties involved. At that time, it could not be determined whether the court would find the Auctus Notes in default as alleged in the Auctus compliant. In addition, the amount of any prejudgment cost, fees or penalties were not determinable and were not accrued for by the Company as of December 31, 2017. The Company has recorded the Auctus Notes as a liability at its principal balance and continued to accrue interest as of December 31, 2017. The parties entered into a settlement agreement on January 24, 2018. See Note 14. – Subsequent Events.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Auctus Notes and to fair value as of each subsequent reporting date which at December 31, 2017 was $502,590 and $1,241,360 for the debt derivative and warrant liability, respectively. At the inception of the Auctus Notes, the Company determined the aggregate fair value of $811,555 and $423,011 of the embedded debt derivatives and warrant liability, respectively.

EMA Financial LLC

During the nine months ended September 30, 2017, the Company entered into Securities Purchase Agreements with EMA Financial LLC (“EMA”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500. On April 10, 2017, the Company issued EMA a convertible promissory note in the principal amount of $175,000 (the “EMA April Note”) and on May 15, 2017, the Company issued EMA a convertible promissory note in the principal amount of $84,500 (the “EMA May Note” and together with the EMA April Note, the “EMA Notes”). In connection with the issuance of the EMA Notes, the Company issued five-year warrants (the “EMA Warrants”) to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment.

The EMA Notes bear interest at the rate of 12% per annum. Any amount of principal or interest on the EMA Notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid (the “EMA Default Interest”). All interest and principal must be repaid one year from the issuance date. The EMA May Note is due on May 15, 2018 and the EMA April Note is due on April 7, 2018. The Company has identified the embedded derivatives related to the EMA Notes and EMA Warrants. These embedded derivatives included certain conversion features and reset provisions.

The EMA May Note is convertible into shares of the Company’s common stock at any time on or after 180 days following May 15, 2017 at the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 50% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the date of conversion. If the Company fails to register the shares of common stock underlying the EMA May Note within 180 days of the closing date, the conversion price will be permanently reduced to: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 50% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the conversion date. As of December 31, 2017, the Company has not registered the shares of common stock underlying the EMA May Note.

The EMA April Note is convertible into shares of the Company’s common stock at any time on or after 180 days following April 10, 2017 at the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 60% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the date of conversion. If the Company fails to register the shares of common stock underlying the EMA May Note within 180 days of the issue date, the conversion price will be permanently reduced to: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 40% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the conversion date. As of December 31, 2017, the Company has not registered the shares of common stock underlying the EMA April Note.

EMA does not have the right to convert the EMA Notes into shares of the Company’s common stock if such conversion would result in EMA’s beneficial ownership exceeding 4.99% of our outstanding common stock at such time.

All amounts due under the EMA Notes become immediately due and payable by us upon the occurrence of an event of default, including but not limited to, (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of common stock upon any conversion of the EMA Notes, (iv) our breach of the covenants, representations or warranties pursuant to the EMA Notes, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to comply with the reporting requirements of the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTC Pink or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the issuance date of the EMA Notes until the EMA Notes have been paid in full, or (xi) our effectuation of a reverse stock split without 10 days prior written notice to EMA. We are required to pay an amount equal to 150% times the sum of the then outstanding principal amount of the EMA Notes together with accrued interest thereon with EMA Default Interest (collectively, the “EMA Default Sum”) for failure to pay the principal amount of the EMA Notes together with interest accrued thereon when due at the maturity date. In addition, we shall be required to pay EMA $1,000 per day, for each day beyond the date that we are required to deliver shares of common stock to EMA upon conversion of the EMA notes. If at any time the Company enters into any capital raising transaction, including without limitation an equity line transaction, a loan transaction or the sale of shares of common stock or securities convertible into or exercisable or exchangeable for common stock, then five trading days following the closing of such subsequent financing, at least 60% of the gross proceeds therefrom shall be paid to EMA to redeem a portion of the EMA Notes pursuant to the terms thereof.

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

Pursuant to the EMA Securities Purchase Agreements, in the event that at any time on or prior to the date which is six months following the issuance date, the Company desires to borrow funds, raise additional capital and/or issue additional promissory notes, whether convertible into shares of securities of the Company or otherwise (a “Prospective Financing”), EMA shall have the right of first refusal to participate in the Prospective Financing, and the Company shall provide written notice containing the terms of such Prospective Financing to EMA prior to effectuating any such transaction, provided that this right shall not apply to (a) any transaction in which the Company receives more than $250,000 of net proceeds in a single transaction or (b) any transaction that does not involve the issuance of any securities which are directly or indirectly convertible, exercisable or exchangeable into or for capital stock of the Company.

On September 1, 2017, the Company received a notice of default from EMA with respect to the EMA Notes, and EMA commenced a lawsuit against the Company on October 19, 2017. EMA alleges that the Company failed to file a registration statement covering the resale of the shares of common stock underlying the EMA Notes thus giving rise to an event of default. The EMA Notes are disputed, contingent and unliquidated, and the Company intends to litigate such allegations if a resolution cannot be agreed upon by all of the parties involved. It cannot be determined at this time whether the court will find the EMA Notes in default as alleged in the EMA compliant. In addition, the amount of any prejudgment cost, fees or penalties are not determinable at this time and have not been accrued for by the Company as of December 31, 2017. The Company has recorded the EMA Notes as a liability at its principal balance and continues to accrue interest at the stated rate of 12% per annum. The Company filed a Motion to Dismiss the Complaint based on the criminal usury defense under New York law on January 18, 2018. EMA filed a Motion for Summary Judgment on the Complaint on February 2, 2018. The Company cannot determine at this time whether the court will agree with the Company’s position; however, the Company intends to litigate such allegations if a resolution cannot be agreed upon by the Company and EMA. The actions are still pending. See Note 14. – Commitments and Contingencies.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of EMA Notes and to fair value as of each subsequent reporting date which at December 31, 2017 was $584,914 and $1,241,360 for the debt derivative and warrant liability, respectively. At the inception of the EMA Notes, the Company determined the aggregate fair value of $979,651 and $419,280 of the embedded debt derivatives and warrant liability, respectively.

Summary:

The Company has identified the embedded derivatives and warrant liability related to the Auctus and EMA promissory notes and related issued warrants. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at December 31, 2017 was $1,087,504 and $2,482.719 for the debt derivative and warrant liability, respectively.

The fair value of the embedded derivatives and warrant liability at issuance of the Auctus and EMA promissory notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 234.00% to 245.43%, (3) weighted average risk-free interest rate of 1.07% to 1.92%, (4) expected lives of 1.00 to 5.00 years, and (5) estimated fair value of the Company’s common stock from $1.50 to $3.74 per share.

The initial fair value of the embedded debt derivative and warrant liability in aggregate of $2,633,498 was allocated as a debt discount up to the proceeds of the notes ($470,500) with the remainder ($2,162,998) charged to current period operations as interest expense. For the three and nine months ended December 31, 2017, the Company amortized an aggregate of $130,816 and $362,041 of debt discounts to current period operations as interest expense, respectively.

9.	DERIVATIVE LIABILITIES

Warrant liability

In fiscal 2017, in connection with the issuance of convertible promissory notes, as discussed in Note 8, the Company issued five-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At December 31, 2017, the fair value of the reset provision related to the embedded warrant liability of $2,482,719 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 235.92%; risk free rate: 1.92%; and expected life: 4.52 to 4.62 years. The Company recorded a loss on change in warrant liabilities of $1,640,428 during the nine months ended December 31, 2017.

Convertible notes

In fiscal 2017, the Company issued convertible promissory notes.

These promissory notes are convertible into common stock, at the holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these promissory notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date.

The fair value of the embedded derivatives at September 30, 2017, in the amount of $2,720,852, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 229.88%, (3) weighted average risk-free interest rate of 1.39% to 1.53%, (4) expected lives of 0.08 to 0.62 years, and (5) estimated fair value of the Company’s common stock of $2.00 per share. The Company recorded a loss on change in derivative liabilities of $84,135 during the nine months ended December 31, 2017.

Based upon ASC 840-15-25 (Emerging Issues Task Force, or EITF, Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

As of December 31, 2017 and March 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Notes 8 and 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 8 and 9 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2017 and March 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warranty liabilities as of December 31, 2017, in the amount of $5,203,571 have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2017:

	Warrant Liability	Debt Derivative
Balance, March 31, 2017	$-	$-
Total (gains) losses
Initial fair value of debt derivative at note or warrant issuance	842,291	2,494,699
Mark-to-market at December 31, 2017:	1,640,428	(84,135)
Balance, December 31, 2017	2,482,719	2,410,564
Net gain (loss) for the period included in earnings relating to the liabilities held at December 31, 2017	$(1,640,428)	$(84,135)

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

Recent Sale of Securities

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.001 par value. The Company is authorized to issue up to 10,000,000 of blank check preferred stock, $0.001 par value. As of December 31, 2017, the Company had 30,455,167 shares of common stock and 0 shares of preferred stock issued and outstanding, respectively.

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

In May 2017, the Company issued an aggregate of 21,559 shares of common stock at $1.00 per share, upon the conversion of convertible notes payable and accrued interest of $21,559.

In May 2017, the Company issued an aggregate of 159,883 shares of common stock to individuals for services valued at $159,883.

In June 2017, the Company sold an aggregate of 30,000 shares of common stock at $1.00 per share, for gross proceeds of $30,000.

In June 2017, the Company issued 30,838 shares of common stock at $1.00 per share, upon the conversion of a convertible note and accrued interest thereon of $30,838.

On July 17, 2017, the Company issued 2,000,000 shares of common stock for the IP Assets purchased from ISWI valued at $2,000,000.

In July 2017, the Company sold 3,000 shares of common stock at $1.00 per share, for gross proceeds of $3,000.

In July 2017, the Company issued 266,667 shares of common stock at $0.75 per share, upon the conversion of a convertible note of $200,000.

In July 2017, the Company issued an aggregate of 575,000 shares of common stock to individuals for services valued at $575,000.

In August 2017, the Company issued an aggregate of 668,750 shares of common stock to individuals for services valued at $668,750.

In September 2017, the Company sold an aggregate of 116,667 shares of common stock at $1.50 per share, for gross proceeds of $175,000.

In September 2017, the Company issued an aggregate of 128,084 shares of common stock at $1.00 per share, upon the conversion of convertible notes and accrued interest thereon of $128,084.

In September 2017, the Company issued an aggregate of 177,500 shares of common stock to individuals for services valued at $266,250.

In October 2017, the Company issued an aggregate of 51,260 shares of common stock at $1.00 per share, upon the conversion of convertible notes and accrued interest thereon of $51,260.

In October 2017, the Company sold an aggregate of 20,700 shares of common stock at $1.50 per share, for gross proceeds of $31,050.

In October 2017, the Company issued an aggregate of 40,000 shares of common stock to individuals for services valued at $30,000.

In November 2017, the Company sold an aggregate of 23,634 shares of common stock at $1.50 per share, for gross proceeds of $33,450.

In November 2017, the Company sold 2,000 shares of common stock at $1.00 per share, for gross proceeds of $2,000.

In December 2017, the Company sold 3,333 shares of common stock at $1.50 per share, for gross proceeds of approximately $5,000.

In December 2017, the Company sold 4,000 shares of common stock at $1.00 per share, for gross proceeds of $4,000.

In December 2017, the Company issued an aggregate of 117,000 shares of common stock to individuals for services valued at $117,000.

As of December 31, 2017, there were no stock options granted, warrants to purchase up to 250,000 shares of the Company’s common stock outstanding as granted in the convertible notes financing and warrants to purchase up to 328,668 shares of the Company’s common stock outstanding issued together with the 164,334 shares of common stock sold at $1.50 per share during the nine months ended December 31, 2017. For each common stock sold, the investors received one warrant to purchase one share of common stock exercisable at $2.50 per share for one year from the date of sale and one warrant to purchase one share of common stock exercisable at $5.00 per share for three years from the date of sale.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

12.	RELATED PARTY TRANSACTIONS

The Company’s related parties are First Harvest Financial, Inc. (“FHF”) and The Great American Rolling Paper Company (“GARP”), First Harvest Corp. (“FHC”), Lexington Tech Ventures Management, LLC (“Lexington”), Cannavoices, and FHA by common ownership and management.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the three and nine months ended December 31, 2017 and 2016, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates.

For the three months ended December 31, 2017 and 2016, the related parties have been reimbursed the following for management and subcontractor fees, respectively: (a) FHF - $8,005 and $16,000, and (b) GARP - $0 and contributed to the Company $26,573.

For the nine months ended December 31, 2017 and 2016, the related parties have been reimbursed the following for management and subcontractor fees, respectively: (a) FHF - $36,880 and $164,600, (b) GARP - $0 and contributed to the Company an aggregate of $57,515, (c) FHC - $0 and $200, and (d) Lexington - $0 and $3,000.

For the three and nine months ended December 31, 2017, the Company incurred rent expense on behalf FHF of $15,000 and $45,000, respectively.

For the three and nine months ended December 31, 2016, the Company incurred rent expense to Cannavoices of $0, and $28,953, respectively. The Company has no formal lease with Cannavoices.

For the three and nine months ended December 31, 2016, the Company incurred rent expense to FHA of $23,500 and $51,359, respectively. The Company has no formal lease with FHA.

The majority shareholder of the related parties described above is the president and largest shareholder of the Company. For three months ended December 31, 2017 and 2016, he was paid $44,842 and $52,066, respectively. For nine months ended December 31, 2017 and 2016, he was paid $244,073 and $94,457, respectively. He currently has no formal compensation agreement. He is currently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into a game development and licensing agreement with HKA Digital Limited (“HKA”) on October 2, 2015 (the “Development Agreement”). HKA is majority owned by an officer and director of the Company. For the three months ended December 31, 2017 and 2016, the Company paid HKA $0 and $71,400, respectively. For the nine months ended December 31, 2017 and 2016, the Company paid HKA $199,000 and $572,400, respectively. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work.

13.	COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters that were deemed material to the financial statements as of December 31, 2017, except the following:

On August 21, 2017, Hit Sum to Me, LLC (“HSTM”) filed a complaint with the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (Filing #61355697) against Cannavoices and Kevin Gillespie. In the complaint HSTM indicates that on or about April 27, 2016, Cannavoices entered into a Loan Agreement with HSTM and Cannavoices issued a promissory note (the “HSTM Note”) in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Cannavoices and Kevin Gillespie granted HSTM a first priority security interest in all of the shares of common stock of Cannavoices (the “Cannavoices Stock”). The complaint alleges that Cannavoices breached the terms of the HSTM Note by failing to repay the principal balance of such note by July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late changes and costs of collection, including attorney’s fees. Pursuant to the complaint, HSTM requests (i) that a judgment be entered against Cannavoices for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (ii) that a judgment be entered against Kevin Gillespie for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (iii) that a judgment be entered against Kevin Gillespie for possession of the Cannavoices Stock and (iv) for reasonable attorneys’ fees. The Company filed an answer to the complaint on September 6, 2017. The Company cannot determine at this time whether the court will agree with the Company’s position, but the Company intends to litigate such allegations if a resolution cannot be agreed upon by the Company and HSTM.  The action is still pending. See Note 6. – Note Payable.

On October 19, 2017, EMA filed a complaint with the United States District Court, Southern District of New York (Case No.: 1:17-cv-08072) against the Company, Cannavoices and FHA. In the complaint, EMA indicated that (i) on April 10, 2017, the Company and EMA entered into a Securities Purchase Agreement (the “EMA April 2017 SPA”) and the Company issued EMA the “EMA April Note” and (ii) on May 15, 2017, the Company and EMA entered into an additional Securities Purchase Agreement (the “EMA May 2017 SPA” and together with the EMA April 2017 SPA, the “SPAs”) and the Company issued EMA the “EMA May Note”. In the complaint EMA alleges that pursuant to the EMA May 2017 SPA and a Registration Rights Agreement dated May 15, 2017, the Company was required to file and have declared effective a registration statement with the SEC for the registration of shares of the Company’s common stock issuable upon the conversion of the EMA Notes. EMA alleges that the Company failed to file a registration statement thus giving rise to an event of default pursuant to the SPAs. Pursuant to the complaint, EMA requests (i) that the Company immediately file a registration statement with the SEC with respect to the shares of the Company’s common stock issuable upon the conversion of the EMA Notes, (ii) that the Company and Cannavoices and FHA, as guarantors of the EMA Notes, pay such amount in damages in excess of $259,500 which consists of the principal amount of the EMA Notes, liquidated damages and default interest and (iii) that the Company pay reasonable legal fees incurred by EMA with respect to the prosecution of the lawsuit. The Company filed a Motion to Dismiss the complaint based on the criminal usury defense under New York law on January 18, 2018. EMA filed a Motion for Summary Judgment on the complaint on February 2, 2018. The Company cannot determine at this time whether the court will agree with the Company’s position, but the Company intends to litigate such allegations if a resolution cannot be agreed upon by the Company and EMA. The actions are still pending. See Note 8. – Convertible Notes Payable.

On November 27, 2017, Auctus filed a complaint in the United States District Court, District of Massachusetts (Dkt. No. 1:17-cv-12329-LTS) against the Company. In the complaint, Auctus indicated that (i) on April 7, 2017, the Company and Auctus entered into a Securities Purchase Agreement (the “Auctus April 2017 SPA”) and the Company issued Auctus the “Auctus April Note” and (ii) on May 15, 2017, the Company and Auctus entered into an additional Securities Purchase Agreement (the “Auctus May 2017 SPA” and together with the Auctus April 2017 SPA, the “SPAs”) and the Company issued Auctus the “Auctus May Note”. In the complaint Auctus alleges the Company failed to apply at least 60% of the proceeds from financing transactions consummated during its second quarter ended September 30, 2017 towards the repayment of the Auctus May Note and the Company also failed to adhere to the prohibition of the Auctus May Note, which prohibited financing transactions by the Company for at least 90 days following the issuance of such note, without the prior written consent of Auctus, giving rise to an event of default. In addition, Auctus alleged a breach of the Auctus May Note resulted in a breach of the Auctus April Note by virtue of the cross-default provision contained in the Auctus April Note. Pursuant to the complaint, Auctus requests (i) that the Company pay such amount in damages in excess of $259,500 which consists of the principal amount of the Auctus Notes, liquidated damages and default interest and (ii) that the Company pay reasonable legal fees incurred by Auctus with respect to the prosecution of the lawsuit. At December 31, 2017, the Auctus Notes were disputed, contingent and unliquidated, and the Company intended to litigate such allegations if a resolution could not be agreed upon by all of the parties involved. At that time, it could not be determined whether the court would find the Auctus Notes in default as alleged in the Auctus compliant. In addition, the amount of any prejudgment cost, fees or penalties were not determinable and were not accrued for by the Company as of December 31, 2017. The Company recorded the Auctus Notes as a liability at its principal balance and continued to accrue interest as of December 31, 2017. The action was settled on January 24, 2018. See Note 8. – Convertible Notes Payable and Note 14. – Subsequent Events.

14.	SUBSEQUENT EVENTS

Convertible Promissory Notes Payable

On January 29, 2018, the Company repaid the holder of the September 5th Short-Term Note the aggregate principal balance of $25,000 plus accrued interest of $979. The principal balance outstanding as of February 14, 2018 is $0.

On February 8, 2018, the holder of the August 3rd Short-Term Note elected to convert the aggregate principal balance of $20,000 plus accrued interest of $1,036 into 42,072 shares of common stock at $0.50 per share. The principal balance outstanding as of February 14, 2018 is $0. The shares of common stock have not been issued as of February 14, 2018.

On February 12, 2018, the holders of the August 14th Short-Term Notes elected to convert the aggregate principal balance of $11,000 plus accrued interest of $543 into 23,086 shares of common stock at $0.50 per share. The principal balance outstanding as of February 14, 2018 is $0. The shares of common stock have not been issued as of February 14, 2018.

Convertible Note Payable – Auctus Settlement Agreement

On January 24, 2018, the Company and Auctus entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, among other things, the Company agreed to (i) initially register for resale on a registration to be filed with the Securities and Exchange Commission the (“SEC”) 1,500,000 shares (the “Registrable Securities”) of the Company’s common stock issuable upon conversion of the Auctus Notes and (ii) upon sale of all of the Registrable Securities, register for resale on a registration statement to be filed with the SEC such additional shares of the Company’s common stock to be issued to Auctus pursuant to the terms of the Settlement Agreement. In addition, if the Company files a registration statement with the SEC, Auctus shall have the right to request that the Company register shares of common stock underlying warrants issued to Auctus. The parties have agreed to release the other party together with its predecessors, parents, affiliates, subsidiaries, divisions, successors and assigns and the respective trustees, officers, directors, agents, representatives, employees, principals, shareholder, heirs, executors, administrators, attorneys and assigns from any and all liability actions, claims, damages, expenses or costs of whatever nature related to or arising out of the April 7, 2017 and May 15, 2017 Securities Purchase Agreement and the Auctus Notes. In addition, the parties have agreed to cause a Stipulation of Dismissal with Prejudice to be filed with respect to the action commenced by Auctus in the United States District Court for the District of Massachusetts (Dkt. No. 1:17-CV-12329-LTS).

Common Stock

During the period from January 1, 2018 through February 14, 2018, the Company sold an aggregate of 126,000 shares of common stock at $0.50 per share resulting in gross proceeds of $63,000. The Company also approved the issuance of an aggregate of 153,334 shares of common stock at $0.50 per share to individuals for services valued at $76,667. The shares of common shares sold and to be issued for services have not been issued as of February 14, 2018.

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

Business Overview

Arias Intel Corp. (the “Company”) is a digital media platform for tech, media and gaming, which includes mobile gaming, augmented reality, on-demand delivery, digital and social media, and e-commerce. The Company is an early-stage company and has not generated any revenue as of December 31, 2017. The Company plans to generate revenue primarily through in-app purchases, service fees, and cross-channel advertising.

The Company’s focus is on developing innovative technologies that leverage connectivity, distribution, and social networks. The Company intends to use its digital platforms to implement its unique marketing strategy that empowers viral and social mechanisms to reach a growing demographic that utilizes (1) mobile apps and gaming, (2) social media and (3) on-demand delivery. The Company believes its platforms are entertaining, convenient, and scalable.

By combining these three fast growing business sectors – mobile apps and gaming, social media and on-demand delivery, along with our experienced development team led by the former EVP of Activision, we believe our business platform can develop into a premier technology medium that attracts, engages and monetizes.

We intend to use our platform to build our subscriber base and boost users’ engagement within our digital platforms to gather analytics and target advertising directly to users based on their preferences. We are also exploring opportunities to expand a suite of mobile games and apps that target similar audience demographics. We may explore these opportunities through the acquisition of operating companies, asset purchases or internal development. Additional information on the Company may be found on our website: https://ariasintel.com.

We were originally incorporated on February 27, 2013 as “American Riding Tours, Inc.”, a Nevada corporation. Our initial business plan related to providing motorcycle tours. Effective July 22, 2016, we changed our name to “First Harvest Corp.” Effective December 1, 2017, we changed our name to “Arias Intel Corp.” Prior to the reverse acquisition described below, we did not have any significant assets or operations.

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

The consolidated financial statements of the Company are those of Arias Intel Corp. and of the consolidated subsidiaries from the Closing Date and subsequent periods.

Results of Operations

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended December 31, 2017 and 2016.

Total Operating Expenses. Total operating expenses for the three months ended December 31, 2017 were $752,328, as compared to $437,593 for the three months ended December 31, 2016, an increase of $314,735, or 71.9%. This increase was primarily due to the increase in professional fees and amortization expense under general and administrative expenses.

General and administrative expenses for the three months ended December 31, 2017 were $692,486, an increase of $391,285 or 129.9%, from $301,201 for the three months ended December 31, 2016. This increase was primarily due to higher professional fees for the three months ended December 31, 2017, including legal and accounting expenses of $140,015, as well as non-cash amortization expense of $193,911 associated with the accounting treatment related to the July 2017 intellectual property acquisition from ISWI.

During the three months ended December 31, 2017, we incurred non-cash compensation expense of $147,000 as part of general and administrative expenses from issuing shares of common stock to various individuals as an incentive for participating in our operations and development, compared to $18,750 during the three months ended December 31, 2016. The increase was primarily due to higher consulting fees. By issuing shares of our common stock in lieu of cash consideration, we were able to utilize outside expertise for project management and preserve cash.

General and administrative expenses to related parties for the three months ended December 31, 2017 were $59,842, a decrease of $5,150 or 7.9%, from $64,992 for the three months ended December 31, 2016. The decrease was primarily due to the increased use of outside contractors for professional services, while prior year related party charges offset certain expenses related to the management fees and start-up of the business operations.

Research and development expenses to related parties for the three months ended December 31, 2017 were $0, a decrease from $71,400 for the three months ended December 31, 2016. The decrease was primarily due to us not having incurred any new development expense; we only conducted beta-testing of our mobile gaming app. Our research and development expenses relate to our outside gaming app development costs for our mobile gaming app, Hemp Inc, performed by HKA Digital Limited. During the three months ended December 31, 2017, we have primarily been in beta-test mode of our mobile gaming app to determine technical feasibility and the additional development direction of the app for the targeted audience.

Total Other Income/(Expense). Total other expenses for the three months ended December 31, 2017 were $1,979,513, as compared to $38,200 for the three months ended December 31, 2016, an increase of $1,941,313, or 5,082.0%. This increase was primarily due to the increase in non-cash interest expense and change in derivative liabilities associated with the accounting treatment for the convertible notes payable (“Convertible Notes Payable”) from two institutions in the aggregate amount of $519,000 and related issuance of 250,000 warrants.

Interest income for the three months ended December 31, 2017 was $1,500, which reflected no change from the three months ended December 31, 2016. The interest income is accrued interest related to our $100,000 convertible note receivable from a social media company.

Total interest expense for the three months ended December 31, 2017 was $308,546, an increase of $268,846 or 677.2%, from $39,700 for the three months ended December 31, 2016. This increase was due to non-cash interest expenses related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the three months ended December 31, 2017, the Company incurred $34,345 in interest expense related to its promissory notes payable, a decrease of $5,355 or 13.5%, from $39,700 for the three months ended December 31, 2016. The decrease was due to the decrease in the outstanding balance in promissory notes payable financing during the periods. This interest expense is unrelated to the non-cash interest expense associated with the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the three months ended December 31, 2017, the Company incurred non-cash interest expense of $281,980 related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable compared to $0 for the three months ended December 31, 2016.

The Company incurred a loss on the change in the derivative liability for the three months ended December 31, 2017 of $1,672,174 compared to $0 for the three months ended December 31, 2016.

Net Loss. As a result of the foregoing, the net loss for the three months ended December 31, 2017 was $2,731,841 or $0.09 per common share, basic and diluted, as compared to a net loss of $475,793 or $0.02 per common share, basic and diluted, for the three months ended December 31, 2016, an increase of $2,256,048 or 474.2%.

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

Arias Intel Corp.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

GAAP NET LOSS	$(2,731,841)	$(475,793)
Non-GAAP adjustments:
Add Non-Cash Charges:
Non-Cash Stock-based Compensation and Expenses	$178,000	$18,750
Non-Cash Amortization Expense	193,911	-
Non-Cash Charge for Interest Expense Related to Embedded Debt Derivative and Warrant Liability	281,980	-
Non-Cash Gain for Change in the Fair Value of Derivative	1,672,175	-
Total Non-Cash Charges	$2,326,066	$18,750

Non-GAAP Net Loss	$(405,775)	$(457,043)

Non-GAAP Earnings (Loss) Per Share	$(0.01)	$(0.02)

For the Nine Months Ended December 31, 2017 Compared to the Nine Months Ended December 31, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended December 31, 2017 and 2016.

Total Operating Expenses. Total operating expenses for the nine months ended September 31, 2017 were $4,589,999, as compared to $3,289,768 for the nine months ended December 31, 2016, an increase of $1,300,231, or 39.5%. This increase was primarily due to the increase in compensation expense, professional fees and amortization expense under general and administrative expenses.

General and administrative expenses for the nine months ended December 31, 2017 were $3,992,576, an increase of $1,675,291 or 72.3%, from $2,317,285 for the nine months ended December 31, 2016. This increase was primarily due to additional compensation expense for a new director, subcontractors and consulting fees to support the development of our digital media platform and administrative expenses, as well as higher professional fees associated with ongoing lawsuits and public company costs, and non-cash amortization expense of $193,911 associated with the accounting treatment related to the July 2017 intellectual property acquisition from ISWI expenses.

During the nine months ended December 31, 2017, we incurred non-cash compensation expense of $2,750,383 as part of general and administrative expenses from issuing shares of common stock to various individuals, including a new director, as an incentive for participating in our operations and development, compared to $1,348,941 during the nine months ended December 31, 2016, an increase of $1,401,442 or 103.9%. The increase was primarily due to higher consulting and director fees. By issuing shares in lieu of cash consideration, we were able to utilize outside expertise for project management and preserve cash.

General and administrative expenses to related parties for the nine months ended December 31, 2017 were $398,423, a decrease of $1,660 or 0.4%, from $400,083 for the nine months ended December 31, 2016. The decrease was primarily due to the increased use of outside contractors for professional services, while prior year related party charges offset certain expenses related to the management fees and start-up of the business operations.

Research and development expenses to related parties for the nine months ended December 31, 2017 were $199,000, a decrease of $373,400 or 65.2%, from $572,400 for the nine months ended December 31, 2016. The decrease was primarily related to our shift in development work to our beta-test promotions and updates of our mobile gaming app. Our research and development expenses relate to our outside gaming app development costs for our mobile gaming app, Hemp Inc, performed by HKA Digital Limited. During the nine months ended December 31, 2017, we have primarily been in beta-test mode of our mobile gaming app to determine technical feasibility and the additional development direction of the app for the targeted audience.

Total Other Income/(Expense). Total other expenses for the nine months ended December 31, 2017 were $4,904,827, as compared to $86,825 for the nine months ended December 31, 2016, an increase of $4,818,002 or 5,549.1%. This increase was primarily due to the increase in non-cash interest expense and change in derivative liabilities associated with the accounting treatment for the Convertible Notes Payable from two institutions in the aggregate amount of $519,000 and related issuance of 250,000 warrants.

Interest income for the nine months ended December 31, 2017 was $4,500, which reflected no change from the nine months ended December 31, 2016. The interest income is accrued interest related to our $100,000 convertible note receivable from a social media company.

Total interest expense for the nine months ended December 31, 2017 was $679,983, an increase of $588,658 or 644.6%, from $91,325 for the nine months ended December 31, 2016. This increase was due to non-cash interest expenses related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the nine months ended December 31, 2017, the Company incurred $112,455 in interest expense related to its promissory notes payable, an increase of $21,130 or 23.1%, from $91,325 for the nine months ended December 31, 2016. The increase was due to the increase in the outstanding balance in promissory notes payable financing during the periods. This interest expense is unrelated to the non-cash interest expense associated with the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

For the nine months ended December 31, 2017, the Company incurred non-cash interest expense of $567,528 related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable compared to $0 for the nine months ended December 31, 2016.

The Company incurred a loss on the change in the derivative and warrant liability for the nine months ended December 31, 2017 of $4,229,344 compared to $0 for the nine months ended December 31, 2016.

Net Loss. As a result of the foregoing, the net loss for the nine months ended December 31, 2017 was $9,494,826 or $0.33 per common share, basic and diluted, as compared to a loss from operations of $3,376,593 or $0.15 per common share, basic and diluted, for the nine months ended December 31, 2016, an increase of $6,118,233 or 181.2%.

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

Arias Intel Corp.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	For the Nine Months Ended December 31, 2017	For the Nine Months Ended December 31, 2016

GAAP NET LOSS	$(9,494,826)	$(3,376,593)
Non-GAAP adjustments:
Add Non-Cash Charges:
Non-Cash Stock-based Compensation and Expenses	$2,750,384	$1,348,941
Non-Cash Amortization Expense	305,023	-
Non-Cash Charge for Interest Expense Related to Embedded Debt Derivative and Warrant Liability	2,504,781	-
Non-Cash Gain for Change in the Fair Value of Derivative	1,724,563	-
Total Non-Cash Charges	$7,284,751	$1,348,941

Non-GAAP Net Loss	$(2,210,075)	$(2,027,652)

Non-GAAP Earnings (Loss) Per Share	$(0.08)	$(0.09)

Going Concern

Our independent registered public accounting firm stated that our financial statements for the three and nine months ended December 31, 2017 and 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have not generated revenue and incurred a net loss of $2,731,841 and $9,494,826 for the three and nine months ended December 31, 2017, respectively. We had an accumulated deficit of $16,557,211 as of December 31, 2017, expect to generate net losses for the near future, and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

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

These conditions raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017 compared to March 31, 2017:

	December 31, 2017	March 31, 2017	Change
Current Assets	$14,763	$-	$14,763
Current Liabilities	$6,712,296	$1,445,552	$5,266,744
Working Capital Deficiency	$(6,697,533)	$(1,445,552)	$(5,251,981)

As of December 31, 2017 and March 31, 2017, we had a working capital deficiency of $6,697,533 and $1,445,552, respectively, an increase of $5,251,981 or 363.3%. The increase in working capital deficiency was primarily due to the accounting treatment related to the Convertible Notes Financing for the embedded debt derivative and warrant liability of $5,203,571 at December 31, 2017 compared to $0 at March 31, 2017. The derivative financial instruments require that the Company record fair value of the derivatives as of the inception date of the Convertible Notes Financing and to fair value as of each subsequent reporting date which at December 31, 2017 was $2,720,852 and $2,482,719 for the debt derivative and warrant liability, respectively.

For the three and nine months ended December 31, 2017 and 2016, respectively, we recorded no revenue. As a result, we do not have any capital resources to meet our projected cash flow requirements to conduct our proposed operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Therefore, we will require additional financing in order to develop our business. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for operations and these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

During the nine months ended December 31, 2017, we used net cash of $1,511,466 in operations, and generated $1,526,229 net cash from financing activities, including common stock sales and issuance of notes payable. During the nine months ended December 31, 2016, we used net cash of $1,968,826 in operations, and generated $1,914,000 net cash from financing activities from common stock sales and issuance of notes payable.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to December 31, 2017, we have not recognized any revenue.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of December 31, 2017 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

In addition, we intend to rely on other exemptions from reporting and disclosure requirements that are offered by the JOBS Act, including (i) an exemption from the need to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) an exemption from the need to comply with any Public Company Accounting Oversight Board requirement regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements (auditor discussion and analysis). These exemptions will apply until we no longer qualify as an emerging growth company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017. Specifically, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and nine months ended December 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management plan to remediate material weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Hit Sum to Me, LLC

On August 21, 2017, Hit Sum to Me, LLC (“HSTM”) filed a complaint with the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (Filing #61355697), (the “Complaint”), against Cannavoices and Kevin Gillespie. In the complaint HSTM indicates that on or about April 27, 2016, Cannavoices entered into the Loan Agreement with HSTM and Cannavoices issued a Promissory Note (the “HSTM Note”) in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Kevin Gillespie and Daniel Hammett granted HSTM a first priority security interest in all of their shares of common stock of Cannavoices (the “Cannavoices Stock”). The complaint alleges that Cannavoices breached the terms of the HSTM Note by failing to repay the principal balance of such note by July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late charges and costs of collection, including attorney’s fees. Pursuant to the complaint, HSTM requests (i) that a judgment be entered against Cannavoices for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (ii) that a judgment be entered against Kevin Gillespie for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (iii) that a judgment be entered against Kevin Gillespie for possession of his Cannavoices Stock and (iv) for reasonable attorneys’ fees.

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

EMA Financial LLC

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

On September 1, 2017, the Company received a notice of default from EMA with respect to the EMA Notes, and EMA commenced a lawsuit against the Company on October 19, 2017 with the United States District Court, Southern District of New York (Case No.: 1:17-cv-08072). EMA alleges that the Company failed to file a registration statement covering the resale of the shares of common stock underlying the EMA Notes thus giving rise to an event of default. Pursuant to the complaint, EMA requests (i) that the Company immediately file a registration statement with the SEC with respect to the shares of the Company’s common stock issuable upon the conversion of the EMA Notes, (ii) that the Company and Cannavoices and FHA, as guarantors of the EMA Notes, pay such amount in damages in excess of $259,500 which consists of the principal amount of the EMA Notes, liquidated damages and default interest and (iii) that the Company pay reasonable legal fees incurred by EMA with respect to the prosecution of the lawsuit. The EMA Notes are disputed, contingent and unliquidated, and the Company intends to litigate such allegations if a resolution cannot be agreed upon by all of the parties involved. It cannot be determined at this time whether the court will find the EMA Notes in default as alleged in the EMA compliant. In addition, the amount of any prejudgment cost, fees or penalties are not determinable at this time and have not been accrued for by the Company as of December 31, 2017. The Company has recorded the EMA Notes as a liability at its principal balance and continues to accrue interest at the stated rate of 12% per annum. The Company filed a Motion to Dismiss the Complaint based on the criminal usury defense under New York law on January 18, 2018. EMA filed a Motion for Summary Judgment on the Complaint on February 2, 2018. The Company cannot determine at this time whether the court will agree with the Company’s position; however, the Company intends to litigate such allegations if a resolution cannot be agreed upon by the Company and EMA. The actions are still pending.

Auctus Fund LLC

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

37

Pursuant to the Auctus May Note, at any time the Company consummates a financing transaction, the Company is required to apply at least 60% of the proceeds from such sales towards the payment of the Auctus May Note. In addition, the Auctus May Note contains a prohibition with respect to the consummation of a transaction involving capital raising or financing from any party through the sale of debt and/or equity securities for a period of at least 90 days after the issuance date of the Auctus May Note, or until August 13, 2017, without the consent of Auctus. Finally, the Auctus Notes have a cross-default provision whereby a default of the Auctus May Note constitutes a default of the Auctus April Note.

On November 9, 2017, the Company received a notice of default from Auctus with respect to the Auctus Notes, and Auctus commenced a lawsuit against the Company on November 27, 2017 in the United States District Court for the District of Massachusetts (Dkt. No. 1:17-CV-12329-LTS) (the “Lawsuit”). Auctus alleged the Company failed to apply at least 60% of the proceeds from financing transactions consummated during its second quarter ended September 30, 2017 towards the repayment of the Auctus May Note and the Company also failed to adhere to the prohibition of the Auctus May Note, which prohibited financing transactions by the Company for at least 90 days following the issuance of such note, without the prior written consent of Auctus, giving rise to an event of default. In addition, Auctus alleged a breach of the Auctus May Note resulted in a breach of the Auctus April Note by virtue of the cross-default provision contained in the Auctus April Note. Pursuant to the complaint, Auctus requests (i) that the Company pay such amount in damages in excess of $259,500 which consists of the principal amount of the Auctus Notes, liquidated damages and default interest and (ii) that the Company pay reasonable legal fees incurred by Auctus with respect to the prosecution of the lawsuit. At December 31, 2017, the Auctus Notes were disputed, contingent and unliquidated, and the Company intended to litigate such allegations if a resolution could not be agreed upon by all of the parties involved. At that time, it could not be determined whether the court would find the Auctus Notes in default as alleged in the Auctus compliant. In addition, the amount of any prejudgment cost, fees or penalties were not determinable and were not accrued for by the Company as of December 31, 2017. The Company recorded the Auctus Notes as a liability at its principal balance and continued to accrue interest as of December 31, 2017.

On January 24, 2018, the Company and Auctus entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, among other things, the Company agreed to (i) initially register for resale on a registration to be filed with the Securities and Exchange Commission the (“SEC”) 1,500,000 shares (the “Registrable Securities”) of the Company’s common stock issuable upon conversion of the Auctus Notes and (ii) upon sale of all of the Registrable Securities, register for resale on a registration to be filed with the SEC such additional shares of the Company’s common stock to be issued to Auctus pursuant to the terms of the Settlement Agreement. In addition, if the Company files a registration statement with the SEC, Auctus shall have the right to request that the Company register shares of common stock underlying warrants issued to Auctus. The parties have agreed to release the other party together with its predecessors, parents, affiliates, subsidiaries, divisions, successors and assigns and the respective trustees, officers, directors, agents, representatives, employees, principals, shareholder, heirs, executors, administrators, attorneys and assigns from any and all liability actions, claims, damages, expenses or costs of whatever nature related to or arising out of the April 7, 2017 and May 15, 2017 Securities Purchase Agreement and the Auctus Notes. In addition, the parties have agreed to cause a Stipulation of Dismissal with Prejudice to be filed with respect to the Lawsuit.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2017, the Company issued an aggregate of 51,260 shares of common stock at $1.00 per share, for the conversion of convertible notes and accrued interest thereon of $51,260.

In October 2017, the Company sold an aggregate of 20,700 shares of common stock at $1.50 per share, for gross proceeds of $31,050.

In October 2017, the Company issued an aggregate of 40,000 shares of common stock to individuals for services valued at $30,000.

In November 2017, the Company sold an aggregate of 23,634 shares of common stock at $1.50 per share, for gross proceeds of $33,450.

In November 2017, the Company sold 2,000 shares of common stock at $1.00 per share, for gross proceeds of $2,000.

In December 2017, the Company sold 3,333 shares of common stock at $1.50 per share, for gross proceeds of $5,000.

In December 2017, the Company sold 4,000 shares of common stock at $1.00 per share, for gross proceeds of $4,000.

38

In December 2017, the Company issued an aggregate of 117,000 shares of common stock to individuals for services valued at $117,000.

In connection with the foregoing issuances of common stock, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

On August 21, 2017, HSTM filed the Complaint against Cannavoices and Kevin Gillespie which indicates that on or about April 27, 2016, Cannavoices entered into the Loan Agreement with HSTM and Cannavoices issued a promissory note in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Kevin Gillespie granted HSTM a first priority security interest in all of his shares of common stock of Cannavoices. The Complaint alleges that Cannavoices breached the terms of the note by failing to repay the principal balance of such note by the maturity date, or July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late charges and costs of collection, including attorney’s fees. The Company filed an answer to the complaint on September 6, 2017. The action is still pending. See Part II, Item 1. Legal Proceedings.

On September 1, 2017, the Company received a notice of default from EMA with respect to the EMA Notes, and EMA commenced a lawsuit against the Company on October 19, 2017 with the United States District Court, Southern District of New York (Case No.: 1:17-cv-08072). EMA alleges that the Company failed to file a registration statement covering the resale of the shares of common stock underlying the EMA Notes thus giving rise to an event of default. The Company filed a Motion to Dismiss the Complaint based on the criminal usury defense under New York law on January 18, 2018. EMA filed a Motion for Summary Judgment on the Complaint on February 2, 2018. See Part II, Item 1. Legal Proceedings.

On November 9, 2017, the Company received a notice of default from Auctus with respect to the Auctus Notes, and Auctus commenced a lawsuit against the Company on November 27, 2017 in the United States District Court for the District of Massachusetts (Dkt. No. 1:17-CV-12329-LTS). Auctus alleged the Company failed to apply at least 60% of the proceeds from financing transactions consummated during its second quarter ended September 30, 2017 towards the repayment of the Auctus May Note and the Company also failed to adhere to the prohibition of the Auctus May Note, which prohibited financing transactions by the Company for at least 90 days following the issuance of such note, without the prior written consent of Auctus, giving rise to an event of default. In addition, Auctus alleged a breach of the Auctus May Note resulted in a breach of the Auctus April Note by virtue of the cross-default provision contained in the Auctus April Note. On January 24, 2018, the Company and Auctus entered into the Settlement Agreement pursuant to which, among other things, the parties agreed to cause a Stipulation of Dismissal with Prejudice to be filed with respect to the Lawsuit. See Part II, Item 1. Legal Proceedings.

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

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIAS INTEL CORP.

Date: February 14, 2018	By:	/s/ KEVIN GILLESPIE
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

40