Form 10-K
period 2018-03-31
Arias Intel Corp.
filed 2018-07-13
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55120

Arias Intel Corp.

(Exact name of registrant as specified in its charter)

Nevada	46-2143018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

442 W. Kennedy Blvd., Suite 200
Tampa, Florida	33606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (877) 749-5909

First Harvest Corp.

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates as of September 29, 2017 based on the closing sales price of the common stock as reported by the OTC Markets was $94,363,285.

As of July 12, 2018, 50,707,248 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Forward Looking Statements.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Security Exchange Act of 1934 (the “Exchange Act”). Any statements in Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described below and additional risks discussed herein, including the risks described under “Risk Factors,” in this Annual Report and in other documents which we file with the Securities and Exchange Commission.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our ability to raise funds for general corporate purposes and operations;

●	the commercial feasibility and success of our technology and products;

●	our ability to recruit qualified management and technical personnel; and

●	government or quasi-government actions with respect to the cannabis industry;

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.  You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof.  Because the risk factors referred to on page 13 of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. BUSINESS

Unless the context requires otherwise, the words “Arias,” “the Company,” “we,” “us,” refer to Arias Intel Corp. and, where appropriate, our subsidiaries. We have proprietary rights, including the right to use, trademarks used in this Annual Report on Form 10-K which are important to our business, including SportXction. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Overview

Arias Intel Corp. (the “Company”) is a digital media platform for technology, media and gaming, which includes mobile gaming, on-demand delivery, digital media, and e-commerce, with a focus on the cannabis industry and emerging growth sectors. The Company is an early-stage company and has not generated any revenue as of March 31, 2018. The Company plans to generate revenue primarily through in-app purchases, service fees, and cross-channel advertising.

The Company is developing its platform as a way for niche cannabis-related companies, as well as mainstream advertisers to reach a pro-cannabis audience. We believe our platform solves the communication challenge between pro-legalization supporters of medical and therapeutic cannabis and advertisers that want to reach this growing demographic.

To reach the pro-cannabis and gaming target audience, our digital media platform (the “Platform”) currently consists of the following three elements:

(1)

Hemp Inc – Hemp Inc (the “Game”) is a business strategy, role playing, mobile gaming app similar to FarmVille or Clash Royale and allows mobile gamers to develop, grow and dispense virtual cannabis and interact with celebrities and advertisers’ “brands” within the game. It is a strategy-based game that mimics the real-life cannabis culture, and we intend for it to serve as a platform for advertising and e-commerce sales.

The development team for the Game is led by Daniel Hammett, the former Executive Vice President of Activision (Nasdaq: ATVI). Mr. Hammett was responsible for Activision’s intellectual property development and product launches, including the development of iconic games such as Call of Duty, Big Game Hunter, Tony Hawk, Spiderman and Toy Story. Mr. Hammett has put together a team of developers with experience at gaming and technology companies such as Activision, Sega, MiniClip and DropBox.

Mr. Hammett serves on our board of directors, and he is also the president of HKA Digital Ltd. (“HKA”), the Game developer. The Game is currently available for download on the iTunes App Store. We intend to launch an updated version of the Game for iPhones, and we anticipate that such updated version of the Game may be available on the Google Play Store for Android phones by the end of 2018, subject to available funding. We intend that the Game will be a sales platform that uses a viral marketing strategy to take advantage of the social media reach of the celebrities in the Game and the popularity of the cannabis legalization movement. We believe this will allow the Game to build its user base with a low acquisition cost. HKA has been able to demonstrate that users can initiate in-app purchases which we believe will serve as a revenue stream for the Company. To date, we have not recognized any revenue from the Game.

The objective of the Game is to set up and grow a legal cannabis business in a virtual world, using various business strategies to create a prosperous and sustainable environment which allows for growth. Users are able to establish a grow operation and dispensary, hire staff, purchase strains of cannabis to grow, tools, ancillary products and real estate for the cultivation and sale of cannabis and related products and engage in various business strategies to expand their operations. The Game also promotes social awareness of the benefits of medical cannabis and legalization thereof. The Game also has celebrity avatars, which allows the celebrities to receive a revenue share for referring players to the Game which we believe will assist us in deriving revenue by driving additional traffic to the Game. Celebrities include recognized names such as Jimi Hendrix, Cypress Hill and Melisa Etheridge, as well as organizations such as the National Organization of the Reform of Marijuana Laws, Freedom Leaf and High Times Magazine. The Company hopes that these celebrities will promote the Game through their social media channels, including Twitter, Facebook, YouTube and Instagram. The Company anticipates that celebrity relationships will create tie-ins to sell merchandise, concert tickets and other celebrity endorsed products through an e-commerce channel through the Game.

The Game’s primary target audience is enthusiasts of action-adventure and business strategy oriented mobile games, with an affinity toward the legalization of medical and recreational/therapeutic cannabis which intends to be males between the ages of 17 and 35. According to a March 2016 report from digital commerce analyst, Slice Intelligence, in the U.S., people who spent money on mobile games in 2015 paid an average of $87 for in-app purchases in free-to-play mobile games. This information is based upon more than 4 million purchasers of digital products in the U.S. The report also states that 10% of mobile users account for 90% of revenue from in-app purchases. We believe this signifies a highly engaged audience that may provide the Company with revenue opportunities from the Game.

Both the mobile gaming market and the cannabis market are expected to experience double-digit compound annual growth rates over the next several years. According to Newzoo Global Games Market Report, in 2018 mobile games are expected to generate $70.3 billion in revenues and $100 billion by 2021. According to a September 2016 article published by Bloomberg, the legal cannabis industry is expected to be valued at $50 billion by 2026, growing to more than eight times its current size, as lawful cannabis purveyors gain new customers and users from the illicit cannabis market.

(2)

Ufly – Ufly is an on-demand delivery service which is similar to an UberEATS-style delivery app model, providing on-demand legal medical cannabis to qualified patients and recreational users in states where cannabis is legal. We intend for the logistics-based app to connect an authorized user to a selection of local, legal cannabis dispensaries in designated cities using their smartphone to select and place orders and have such orders delivered to their door. Ufly is available for download on the iTunes App Store. We have not recognized any revenue from Ufly to date.

(3)

SportXction® – SportXction was originally developed as a real-time interactive software system which allowed a user to make play-by-play wagers on a sporting event while the event was in progress. SportXction is not currently available for download and requires additional development for mobile applications. We intend for the SportXction to allow wagering to be conducted online while viewing a live sporting event and accept wagers not only on the outcome of the sporting event, but also on discrete parts of the event and on specific in-game situations for sports including, but not limited to, soccer, football, baseball, basketball, golf, tennis, rugby and cricket.

We anticipate wagers offered through SportXction to be primarily oriented to short-term action, for example, is the penalty kick successful, is the next play a run or a pass, is the next pitch a ball or a strike, does the shooter make two foul shots, points scored in a quarter and additional short-term actions. The wagers have odds associated with them, which relate to the probable outcome of the proposition being wagered upon, and the odds are adjusted in real-time to balance the betting using algorithms and artificial intelligence software to reflect user sentiment, as derived from their betting patterns.

Our primary target audience is socially-active Millennials between the ages of 18 and 33 and Generation X’ers between the ages 34 of 50 who own a smartphone and use cannabis legally, either medically or recreationally. This demographic tends to be a regular consumer of games, apps, music, movies and online content and is comfortable with making purchases online and through mobile applications. According to the 2010 U.S. Census Bureau and the 2014 Pew Research Study, it is estimated that approximately 68%, or 56.4 million of the 83 million Millennials and 52%, or 32.7 million of the 63 million Generation X’ers favor cannabis legalization. Our digital media platforms are focused on bridging the gap between brand conscious advertisers and the approximately 89 million cannabis legalization supporters in this target audience.

We believe that by combining three of the fastest growing business sectors – cannabis, mobile gaming and the on-demand economy, together with our world-class development team led by the former Executive Vice President of Activision and our promotional activities, our Platform may become a premiere advertising medium in the cannabis industry.

According to the results of a February 2017 Quinnipiac Poll, 93% of Americans supported regulating the medicinal use of cannabis, 59% supported regulating the adult-use of cannabis and 71% of Americans were opposed to federal government interference with state marijuana programs.

From an app user or gamer perspective, we believe the Platform eliminates the stigma of cannabis as an illicit drug and provides an affinity driven ecosystem that attracts, engages and inspires members through mobile gaming, digital media and e-commerce, while advancing a cause such gamers already support.

From an advertiser perspective, we believe the Platform provides a brand-safe environment which is able to reach a large, self-identified, socially active, web-savvy, niche audience with targeted advertisements uniquely matched to their social engagement habits.

Popular social media platforms such as Facebook, LinkedIn, Twitter, Instagram, YouTube and Google+ do not provide advertisers the ability to tap into this segmented market due to restrictive protocols found within their terms of service. By leveraging the Platform, we believe advertisers may have the ability to gain crucial behavioral analytics across several media platforms in order to dramatically increase their marketing thereby increase their brand’s reach and operational outcomes.

We anticipate that the Platform will create cross-advertising opportunities. In addition to attracting new users and gamers, different elements of the Platform may provide unique user insights and highly actionable intelligence that can better align an advertiser’s products and solutions directly with a more inclined prospect. Whether to expand a user’s knowledge, enjoy an entertaining mobile game or the convenience of on-demand delivery and ecommerce, we believe that the Platform may empower users and advertisers alike to connect in the biggest social movement since the repeal of prohibition.

Revenue Model

Our apps that are available are a “freemium” download and have a three-pronged model to generate revenue:

(1)	In-app micro-transactions, for example, gamers offered in-game characters, accessories and dead-drops for enhanced game play for a small payment, typically $0.99 to $9.99;

(2)	Branding and ad-placement within the game; and

(3)	Technologies fees and in-app e-commerce purchases.

The Game is currently available for download on the iTune App Store, and although the Game has generated limited revenue to date while in development, we have not recognized any revenue and will not recognize any such revenue until HKA, the developer, completes and is funded for the buildout and upgrades to specifications agreed to by the parties. As of March 31, 2018, we have paid HKA a total of $1,394,400 in development fees. The total value of the development agreement is $2,000,000 based upon certain development parameters and ongoing scope of work. Although our cash flow has limited further development, subject to receiving funding, we intend to continue development of the Game during the 2019 fiscal year, subject to available funding, including publishing the Game on the Google Play platform for Android phones and full functionality of the Game which includes, among other things, additional Game levels and accessories for purchase in the Game.

The Ufly on-demand delivery app is available for download on iTunes and we have been able demonstrate that users can search and select products, select delivery locations and initiate in-app purchases. To date, we have not recognized any revenue from Ufly; however, we anticipate revenues by the -end of 2018, subject to available funding. We may consider licensing or selling the Ufly technology.

SportXction is not currently available for download and requires additional development for mobile applications, subject to available funding. In July 2016, we acquired intellectual property rights and gaming software technology from Interactive Systems Worldwide, Inc. (“ISWI”), including rights to its SportXction (the “IP Assets”). According to ISWI, the technology has been used in the U.S., as well as licensed in Europe, Asia and South America and has supported wagers on over 2,800 annual sporting events worldwide. We believe this technology has multiple mobile applications. We estimate the IP Assets may hold value for sale in-part or in-whole to a third party, as well as pursuing opportunities for development or licensing. To date, we have not recognized any revenue from SportXction. We may consider licensing or selling the SportXction technology.

We are exploring opportunities to expand a suite of mobile games and apps that may or may not be cannabis-related, but target similar audience demographics as the app in our Platform. We may explore these opportunities through the acquisition of operating companies, asset purchases, joint ventures or internal development.

Advertising

We estimate our advertising services may offer creative ways for marketers and advertisers to reach and engage with our audience. The goal of the engagement-based advertising is to enhance the user or gamer experience while delivering real value to advertisers, including:

●	Branded goods and celebrity sponsorships that integrate relevant advertising and messaging within the game-play and social media platforms;

●	Engagement ads, product placement and offers in which game players and app users engage with advertisers or sign up for third-party promotions; and

●	Display ads on the Platform with online content, including banner advertisements.

Management anticipates reaching a large base of medical and recreational cannabis users in cannabis-legal markets through its integrated Platform. Much like Facebook’s model, management believes that it will be easier to on-board advertisers and charge higher fees once the Platform has reached a large enough user base and has the metrics to show user analytics of a targeted audience.

Research and Development

Management believes that continued investment in enhancing existing game-play and digital media with upgrades and developing new digital offerings, software development tools and code modification will be crucial to the Company’s success. We currently have access to a team of contract software developers that can manage our existing offerings and research future enhancements.

Intellectual Property

We have entered into a licensing agreement with HKA for the mobile gaming software of “Hemp Inc.” Our business is significantly based upon the creation, acquisition, use and protection of our intellectual property rights. Some of this intellectual property is in the form of software code, development tools and trade secrets that we use to develop our digital content and games and enable them to run properly on multiple platforms. Other intellectual property we utilize includes product and celebrity names and audio-visual elements, including graphics, music, story lines and interface design.

Some of our intellectual property has been developed by us while other intellectual property rights such as the IP Assets have been acquired by us. In addition, we license some of our intellectual property rights through agreements with third-parties. Our licenses typically limit our use of such intellectual property to specific uses for a specific duration.

We protect our intellectual property rights by relying upon federal, state and common law protections, as well as contractual restrictions. We seek intellectual property protection and trademark protection as appropriate to cover our inventions. We restrict access to proprietary technology by entering into confidentiality agreements with certain of our independent contractors, consultants and developers. In addition, we also rely on a combination of trade secret, copyright, trademark, trade dress and domain names to protect our intellectual property.

Competition

We face significant competition in all aspects of our business. Specifically, we compete for the leisure time, attention and discretionary spending of our users and gamers within our Platform with other social game and digital media developers on the basis of a number of factors, including, but not limited to, user appeal, quality of experience, brand awareness and reputation, access to distribution channels and pricing of our products.

The mobile game and app sector is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts.

Our competitors include mobiles games and apps including, but not limited to, mobile games such as Hempire, Wiz Khalida’s Weed Farm, CannaFarm and Ganja Farm, delivery and dispensary apps such as Eaze, WeedMaps and Leafly, as well as casino and gaming apps, such as Royal Panda, Jackpot City, Vegas Paradise, DraftKings and FanDuel. In addition, our users may play games or use apps on personal computers and consoles rather than mobile games and apps, some of which include social features that compete with our games and apps. We believe our Game and apps will have a competitive advantage based on the ease of use and analytical data that we intend to capture to create a better user experience based on user preferences.

Although we believe there currently is no significant player in the cannabis digital media market, the industry is evolving rapidly and is becoming increasingly competitive. Other developers of digital media and social games could develop more compelling content that competes with our social games and adversely affects our ability to attract and retain gamers. These competitors may have access to a larger affinity user base and may have significantly greater financial, marketing, technical personnel and other resources than we do.

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

We may also offer our users and gamers the opportunity to participate in various types of sweepstakes, giveaways and other promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of player data, including the collection of data from minors. Our Privacy Policy and Terms of Service are posted in our app, and describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of many data protection laws, and their application to the Internet is unclear and in a state of flux.

Marijuana is a categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. However, 30 states have passed state laws that permit doctors to recommend cannabis for medical-use and eight of those states and the District of Columbia have enacted laws that regulate the adult-use of cannabis for any reason. Because doctors are prohibited from prescribing a Schedule I controlled substance, the passage of a state medical marijuana does not necessarily guarantee the implementation of a regulated, commercial system through which patients can purchase cannabis products. This has created an unpredictable business-environment for dispensaries and collectives that operate under certain state laws but in violation of Federal law.

Cole Memo

On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under certain state laws, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

●	cannabis grown in states where it is legal is not being diverted to other states;

●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

●	there is not any violence or use of firearms in the cultivation and sale of marijuana;

●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

●	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo was a guide for United States attorneys and did not alter in any way the Department of Justice’s authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. As described below, as a result of the issuance of the Sessions Memo by the Department of Justice on January 4, 2018, the Cole memo was rescinded. We cannot provide assurance that our actions were, are or will be in compliance with the Cole Memo, the Sessions Memo or any other laws or regulations that currently exist or may be amended or adopted in the future.

Rohrabacher-Farr Amendment

On December 16, 2014, H.R. 83 - Consolidated and Further Continuing Appropriations Act, 2015 was enacted and included a provision known as the “Rohrabacher-Farr Amendment” which states:

None of the funds made available in this Act to the Department of Justice may be used, with respect to the States of Alaska, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Hawaii, Illinois, Iowa, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, Oregon, Rhode Island, South Carolina, Tennessee, Utah, Vermont, Washington, and Wisconsin, to prevent such States from implementing their own State laws that authorize the use, distribution, possession, or cultivation of medical marijuana.

The Rohrabacher-Farr Amendment would appear to protect the right of the states to determine their own laws on medical cannabis use; however, the actual effects of the amendment are still unclear. The Rohrabacher-Farr Amendment did not remove the federal ban on medical cannabis and cannabis remains regulated as a Schedule I controlled substance. Further, the United States Department of Justice has interpreted the Rohrabacher-Farr Amendment as only preventing federal action that prevents states from creating and implementing cannabis laws - not against the individuals or businesses that actually carry out cannabis laws – and has continued to sporadically initiate enforcement actions against individuals or businesses participating in the cannabis industry despite such participation being regulated under state law. Whether this interpretation is appropriate is still being litigated, and, while an initial district court decision has not supported the Department of Justice’s interpretation, such decision is currently under appellate review. In addition, no matter what the interpretation is adopted by the courts, there is no question that the Rohrabacher-Farr Amendment does not protect any party not in full compliance with state medicinal cannabis laws.

The Rohrabacher-Farr Amendment represents one of the first times in recent history that Congress has taken action indicating support of medical cannabis. The Rohrabacher-Farr Amendment was renewed by Congress in 2015, 2016, 2017 and 2018 and is in effect until September 30, 2018.

Sessions Memo

On January 4, 2018, Attorney General Jefferson B. Sessions, III issued a memo on federal marijuana enforcement policy announcing a return to the rule of law and the rescission of previous nationwide guidance by the Department of Justice (including, but not limited to, the Cole Memo). In the memorandum, Attorney General Jefferson Sessions directs all U.S. attorneys to enforce the laws enacted by Congress and to follow well established principles when pursuing prosecutions related to marijuana activities. These principles include weighing all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. The effect of this memo is to shift federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to determine how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal.

While we do not directly harvest or distribute cannabis today, we still may be deemed to be violating federal law, or aiding and abetting the violation of Federal law and may be irreparably harmed by a change in enforcement by the federal or state governments.

Additional Government Regulations

We are subject to general business regulations and laws as well as Federal and state regulations and laws specifically governing the Internet and e-commerce. These regulations and laws cover among others, sweepstakes, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. Any noncompliance with the foregoing laws and regulations may harm our business and results of operations.

Market

The legal cannabis industry has evolved considerably over the past three to five years. According to an April 2015 Pew Research Center report, 49% of Americans say they have tried cannabis, and 12% have tried it within the past year. According to the results of a February 2017 Quinnipiac Poll, 93% of Americans supported regulating the medicinal use of cannabis, 59% supported regulating the adult-use of cannabis and 71% of Americans were opposed to federal government interference with state marijuana programs. Opinions have changed drastically since 1969, when Gallup reported that only 12% of the U.S. population favored legalizing cannabis use compared to 64% in 2017.

As people continue to support the legalization movement, legal cannabis markets in the United States continue to expand. There are now thirty states, together with Guam, Puerto Rico and Washington, D.C., with medical cannabis programs and eight of these states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington) together with Washington, D.C. have also legalized cannabis for recreational use.

We believe the market will continue to rapidly expand as states broaden the definition of the approved uses for cannabis (i.e. from medicinal to recreational/therapeutic use) and additional states legalize cannabis for at least some purposes. Despite the fact that the Federal Controlled Substances Act makes the use and possession of cannabis illegal on a national level, recent guidance from the federal government suggests that it will continue to tolerate legalization at the state level, especially when backed by strong and effective regulation. We believe it is significant that the current Congressional Spending Bill specifically prevents the Justice Department from spending money to enforce the federal ban on growing or selling cannabis in states where cannabis has been approved.

According to an IBISWorld report, the cannabis industry is expected to achieve rapid growth over the next five years. We believe the industry will continue to benefit from increasingly favorable attitudes towards medical cannabis-based treatments and applications as acceptance and legitimacy of cannabis continues to grow.

Medical Cannabis Market

The last five years have seen a dramatic shift in public opinion on medical cannabis, which is reflected in the direction of individual states toward legalization. The February 2017 Quinnipiac Poll reported 93% of Americans favor the use of legalized cannabis for medical purposes. Thirty states together with Guam, Puerto Rico and Washington, D.C., have enacted medical cannabis laws. According to ProCon there are approximately 3.5 million registered patients within these states, and the five states with the largest known current registered medical cannabis patient populations are: California, Michigan, Florida, Colorado and Washington. An additional 17 states now recognize cannabis or cannabidiol derived products for medical reasons in limited situations or as a legal defense; however, these programs are not deemed comprehensive medical cannabis programs as adopted by the other 30 states.

Cannabis has been used for medicinal purposes for thousands of years and based upon several studies has been deemed to be an effective treatment for pain relief, inflammation and a number of other medical disorders. According to an IBISWorld report, new medical research and changing public opinion have boosted industry growth.

Doctors may prescribe medical cannabis in approved states where patients can receive a “recommendation” from a state-approved, licensed physician for the treatment of certain conditions specified by the state. Medical cannabis is being used to treat severe or chronic pain, inflammation, nausea and vomiting, neurologic symptoms (including muscle spasticity), glaucoma, cancer, multiple sclerosis, post-traumatic stress disorder, anorexia, arthritis, Alzheimer’s, Crohn’s disease, fibromyalgia, attention-deficit disorder, attention-deficit hyperactivity disorder, Tourette’s syndrome, spinal cord injury and numerous other conditions. Cannabis oil has also been deemed effective in treating epileptic seizures in children.

Recreational Cannabis Market

Eight states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Washington) together with Washington, D.C. have legalized recreational cannabis. In November 2012, Colorado voters legalized recreational cannabis use. This history-changing legislation created a window of opportunity for the commercialization and state taxation of a plant group that has, until recently, been virtually untouchable and has set the wheels in motion for other states to follow. In July of 2014, Washington state launched its recreational program and in November 2014 Oregon, Alaska and the Washington, D.C. voted to introduce recreational programs commencing in 2015. In addition, in November 2016, California, Maine, Massachusetts, and Nevada all passed ballot initiatives for the legalization of recreational cannabis. An October 2017 Gallup Poll survey indicated that that 64% of Americans are in favor of legalizing cannabis.

The U.S. Cannabis Market

In a December 2015 cannabis industry research report published by Bank of America / Merrill Lynch, estimates of the total market size for cannabis sales in the U.S. ranged from $33 billion to $100 billion. In addition, according to the report total legal (medical and recreational) cannabis sales could reach $35 billion by 2020.

Another recent cannabis industry research report from Ackrell Capital forecasts the potential growth of the overall legal cannabis consumer market size to $100 billion by 2029 with over 50 million estimated users.

According to an industry research and investment forum, the ArcView Group (“ArcView”), legal U.S. cannabis sales increased from approximately $5.4 billion in 2015 to $6.7 billion in 2016 and were estimated to be $9.7 billion for 2017. This annual gain was largely fueled by the growth in consumer sales, as additional states approved adult recreational cannabis use. ArcView projects that legal cannabis sales will grow at an average rate of 28% per year and that by 2021 legal cannabis sales could be $24.5 billion, which is over a fourfold increase compared to the 2015 sales.

According to a September 2016 Cowen & Co. (“Cowen”) cannabis industry research report titled The Cannabis Compendium: Cross-Sector Views on A Budding Industry, “Cannabis prohibition has been in place for 80+ years, but the tides are clearly turning. Potential product applications range from recreational, to health & wellness, to therapeutic, to pharmaceutical. A lack of robust science has proven problematic, given the plant’s many active ingredients (including THC, the only psychotropic compound of 60+). Proponents point to cannabis’ wide use over thousands of years, skeptics advocate for science, and opponents voice concern.” The Cowen report anticipates that the recreational cannabis market will increase nine fold over the next ten years, assuming federal legalization. The report estimates that there are over 32 million yearly cannabis users in the U.S. and close to 9 million daily users. With approximately $6 billion in legal cannabis sales in 2016 (recreational and medial), the report anticipates the transitioning of the informal market and capitalizing on growing incidence, higher per caps, and premiumization should drive this increase. The reports project a 24% ten-year revenue compound annual growth rate, which the report states is hard to find in consumer staples, in particular with a $50+ billion end-point.

According to the government sponsored National Survey on Drug Use and Health (“NSDUH”), there were 19.8 million “current” cannabis users in the U.S. in 2013, up from 14.5 million in 2007. These self-reported results may be conservative based on the reluctance of respondents to admit to the use of an illegal substance in a government-sponsored survey. For example, an international review found general population surveys underestimate alcohol consumption, sometimes by more than 50%. These studies suggest that it may be appropriate to inflate the NSDUH-only consumption estimates by a factor of two. According to NSDUH, the low and high industry sales are estimated to range from $36 billion to $72 billion. By comparison, U.S. beer market sales last year were estimated at $102 billion, the U.S. cigarette market at $66 billion and the U.S. coffee market at $30 billion.

According to a June 2015 article published by Forbes, it is estimated that for every $1 of legally sold cannabis an additional $2.60 of economic value enters the American economy through ancillary businesses. The cannabis market differs from other emerging markets in that businesses typically expend considerable resources to stimulate demand, while in the cannabis industry significant demand already exists. The demand continues to outpace legal supply due to limitations in state regulations, federal drug, tax and banking laws, and lack of interstate trade.

Employees

We do not have any employees and utilize independent contractors and consultants as needed. We believe we have favorable relations with our independent contractors and consultants.

Corporate History

The Company was incorporated under the laws of the State of Nevada on February 27, 2013 as “American Riding Tours, Inc.” Effective July 22, 2016, the Company changed its name from “American Riding Tours, Inc.” to “First Harvest Corp.” Effective December 1, 2017, the Company changed its name from “First Harvest Corp.” to “Arias Intel Corp.” Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

On February 10, 2017 (the “Closing Date”), the Company entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued an aggregate of 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s then outstanding shares of common stock, following the Closing Date, in consideration for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

The sole officer, one of the directors and, prior to closing of the Merger Agreement, the largest stockholder of Cannavoices was Kevin Gillespie, the Chief Executive Officer, President, Chairman of the Board and largest stockholder of the Company.

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

Effective September 23, 2016, we effected a one-for-ten reverse stock split of our issued and outstanding common stock. All the relevant information relating to number of shares and per share information contained in this Annual Report on Form 10-K and consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

ITEM 1A. RISK FACTORS

An investment in the Company’s securities involves a high degree of risk. This Annual Report on Form 10-K contains the risks applicable to an investment in our securities. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in the offered securities. In determining whether to purchase the Company’s securities, you should carefully consider all of the material risks described below, together with the other information contained in this Annual Report on Form 10-K.

We have a limited operating history and a history of operating losses and face many of the risks and difficulties frequently encountered by an early stage company.

We were formed in June 2015 and have a limited operating and performance history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated net losses since we began operations, including $10,219,920 and $4,535,060 for the years ended March 31, 2018 and 2017. The amount of future losses and when, if ever, we will achieve profitability are uncertain. To date, our efforts have been focused primarily on the development and marketing of our platforms, development of relationships with advertisers, creation of intellectual property and acquisition of licensed properties.

Our future success will depend on our ability to compete for the leisure time, attention and discretionary spending of our players and customers and to maintain our relationships with advertisers in our target industry. This will require a sustained marketing effort and acceptance of our Platform, the development of relationships with advertisers in our target industry and our ability to maintain and protect our intellectual property rights.

We will need to secure additional financing.

We anticipate that we will require additional funds for our operations. If we are not successful in securing additional financing, we may be unable to execute our business strategy, which could result in curtailment of our operations. We may have to pursue selling or licensing our intellectual technology in-part or in-whole to pay for ongoing operations.

Our ability to raise additional capital is uncertain and dependent on numerous factors beyond our control including, but not limited to, economic conditions and availability or lack of availability of capital. We may also be restricted by the terms of the EMA and Auctus settlement agreements and/or Geneva Roth Series A Preferred Stock financing.

If we cannot raise capital as needed and on acceptable terms, we may not be able to, among other things:

●	develop or enhance our Game or Ufly mobile applications;

●	continue to expand our development, sales and marketing teams;

●	acquire complementary technologies, products or businesses;

●	expand our global operations;

●	hire, train and retain employees; and

●	respond to competitive pressures or unanticipated working capital requirements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders’ interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing and preferred equity financing, if available, may involve restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We received a report from our independent registered public accounting firm with an explanatory paragraph for the year ended March 31, 2018 with respect to our ability to continue as a going concern. The existence of such a report may adversely affect our stock price and our ability to raise capital.

In their report dated July 13, 2018, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern as we have not generated revenue and incurred a net loss of $10,219,920 as of March 31, 2018. At March 31, 2018, we had an accumulated deficit of $17,299,170 and expect to continue incurring net losses for the near future. Furthermore, if we were forced to liquidate our assets, the amount realized could be substantially lower than the carrying value of these assets. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions or lenders where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If the Platform fails to gain market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate.

Our ultimate success depends on generating revenues from the Platform. We may not achieve and sustain sufficient market acceptance of the Platform to generate sufficient revenues, if at all, to cover our costs and allow us to become profitable or even continue to operate.

We may be unable to successfully develop our business.

There can be no assurance that our business strategies will lead to profits. We face risks and uncertainties relating to our ability to successfully implement our strategies of creating and maintaining relationships with advertisers in our target industry, and capturing the leisure time, attention and discretionary spending of our players and customers. Despite our early entry into the cannabis digital media market, we do not know how successfully we will be able to compete with other mobile game developers and platforms or whether we will be successful in the long or short term with engaging our target customers. We have an unproven business model and operate in a competitive and evolving market. In particular, our business model is based on an expectation that we will be able to be a profitable part of the community of those who support cannabis legalization, and that demand for our role as a link between socially active supporters of cannabis legalization and brand-conscious advertisers will sustain itself or increase.

If we are unable to maintain a good relationship with advertising partners, our business will suffer.

We plan to generate substantially all of our revenue through advertising partnerships and expect to continue to do so for the foreseeable future. Any deterioration in relationships with advertising partners would harm our business.

If we are unable to maintain relationships with celebrity players, our business will suffer.

We plan to have a number of celebrities involved with the Platform, and we believe their involvement will help publicize our Company and will be a source of attraction for new users. To the extent celebrity involvement with the Platform declines, it will affect our ability to attract or retain registered users for our Platform which would harm our business and results of operations.

We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness.

We may need to make greater investments than originally planned in advertising and promotional activity in order to build brand awareness. Such additional investments may cause a strain on our operation and management, which may adversely affect our business.

We operate in a new and rapidly changing niche in the online gaming and advertising industry, which makes it difficult to evaluate our business.

The cannabis digital media niche, on which our business model is founded, is a new and rapidly evolving niche. The growth of the niche and the level of demand and market acceptance of the Platform are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the cannabis digital media niche, many of which are beyond our control, including, but not limited to:

●	Continued worldwide growth of a community of cannabis legalization supporters, which may be affected in ways we cannot predict by changes in or discussions surrounding government regulation of cannabis;

●	Changes in consumer demographics and public tastes and preferences;

●	The availability and popularity of other forms of entertainment;

●	The worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

●	General economic conditions, particularly economic conditions affecting discretionary consumer spending.

Our ability to plan for development of our Platform, including our approach to marketing and promotional activities, will be significantly affected by our ability to anticipate and adapt to rapid changes in the consumer preferences. New and different types of entertainment and delivery channels may increase in popularity at the expense of our Platform. A decline in the popularity of the cannabis legalization movement, or of mobile gaming as a form of entertainment and community building, would have a material adverse effect upon our business and prospects.

The mobile game and application development industry is intensely competitive. We face competition from a number of companies, some of which may have greater financial, marketing, technical, personnel and other resources than us.

Competition among web and mobile game developers is intense. We compete on the basis of user appeal, quality of experience, brand awareness and reputation, access to distribution channels and pricing of our products. There are a number of established, well-financed companies producing game content that will potentially compete with our Platform. In addition, some of our competitors may have access to greater financial, marketing, technical, personnel and other resources than we do and as a result may be better positioned to compete in the marketplace.

New Platform features or changes to existing Platform features could fail to attract new users, retain existing users or generate revenue.

Our business strategy is dependent on our ability to develop our Platform features to attract new users, while retaining existing ones. Changes in user behavior or development of competing platforms may cause our users to switch to alternative platforms or decrease their use of our Platform which may have a material adverse effect on our business. Additionally, any of the following events may cause decreased use of our Platform:

●	Emergence of competing platforms and applications;
●	Inability to convince potential users to join our platform;
●	Inability to convince celebrities to endorse our products;
●	Technical issues of our Platform or in the cross-compatibility of multiple platforms;
●	Potential securities breaches around our data;
●	A rise in safety or privacy concerns; and
●	An increase in the level of spam or undesired content on the network.

Government or quasi-government actions with respect to the cannabis industry could result in our products and services being unavailable in certain geographic regions which may harm our future growth.

Due to our connections to the cannabis industry, governments and quasi-government agencies may ban or cause our network or apps to become unavailable in certain regions and jurisdictions. This could greatly impair or prevent us from registering new users in affected areas and prevent current users from accessing our network. In addition, government or quasi-government action taken against our service providers or partners could cause our network to become unavailable for extended periods of time which could have a material adverse effect upon our business.

Changes in Amazon App Store, Apple App Store or Google Play Store policies could result in our mobile applications being de-listed. In addition, our third party service providers may decline to provide services due to their policies, or cease to provide services previously provided to us due to a change of policy.

Digital distribution platforms may change their review policies and app enforcement guidelines to prohibit all social cannabis-related applications. There can be no assurance that game and applications may not be removed from digital distribution networks for circumstances outside of our control. For example, the Apple App Store is one of the largest content distribution channels in the world and the gateway to effectively distribute our iOS applications to users who own iPhones and iPads. The Apple App Store review team effectively operates as our iOS App’s regulator; they decide what guidelines iOS apps must operate under and how to enforce such guidelines. The Apple guidelines related to cannabis-related apps are not published, enforcement of such guidelines is difficult to predict, and the review and appeal processes are conducted without public oversight.

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

Although we implement protective measures and intend to defend our proprietary rights, our efforts may not be successful. From time to time, we may be subject to litigation within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights can involve complex factual and legal questions and can be expensive, would require management’s attention and might not bring us timely or effective relief.

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

Damage to our reputation or lack of acceptance of our brand in existing and new markets could negatively impact our business, financial condition and results of operations.

We intend to build a strong reputation for the quality of our technology, and we must protect and grow the value of our brand to be successful. Any incident that erodes consumer affinity for our brand including, but not limited to, software malfunctions, could significantly reduce our brand value and damage our business. If consumers perceive or experience a reduction in quality, or in any way believe we fail to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We will rely on our computer systems and network infrastructure across our operations. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities.

A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. For example, a cybercriminal could use cybersecurity threats to gain access to sensitive information about another company or to alter or disrupt news or information to be distributed by PR Newswire. Cybersecurity attacks are becoming more sophisticated and include malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging our reputation. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations. We incur costs with respect to protecting against security breaches, and may incur significant additional costs to alleviate problems caused by any breaches. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our reputation and business and financial results.

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

We also offer our players the opportunity to participate in various types of sweepstakes, giveaways and other promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm our business.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of player data, including the collection of data from minors. Our Privacy Policy and Terms of Service are posted in our apps and describe our practices concerning the use, transmission and disclosure of player data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of many data protection laws, and their application to the Internet is unclear and in a state of flux.

Our success will be dependent on our ability to attract and retain key personnel.

We believe our success depends on the continued service of our key technical and management personnel, particularly our Chief Executive Officer, Kevin Gillespie, and upon our ability to attract and retain qualified employees, independent contractors and consultants, particularly highly skilled game designers, product managers and engineers. The competition for technical personnel is intense, and the loss of key personnel or the inability to hire such personnel when needed could have a material adverse impact on our results of operation and financial condition. We also do not maintain any key man life insurance policies for any of our employees.

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

Cannabis remains illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal. There can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is legal which may cause states to reconsider their legalization of marijuana which would have a detrimental effect on the marijuana industry. Any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services and data that we provide to government regulators, dispensaries, cultivators and consumers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business, including our UFly app, provides services to cannabis consumers and business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services provided to participants in the cannabis industry, which could adversely impact us. If the Federal government were to expend its resources on enforcement actions against service providers in the cannabis industry under guidance provided by the Sessions Memo, such actions could have a material adverse effect on our operations, our customers, or the sales of our products.

It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, our potential source of customers may be reduced and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use and advertise our products, which would be detrimental to the Company. We cannot predict the impact of the Sessions Memo at this time nor can we predict the nature of any future laws, regulations, interpretations or applications including the effect of such additional regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining insurance coverage for our business which may expose us to additional risk and financial liabilities.

Insurance that may otherwise be readily available, such as workers compensation, general liability, and directors and officers insurance, is more expensive and difficult for us to obtain because we are a service provider to consumers and companies in the cannabis industry. There can be no assurance that we will be able to maintain any insurance policies in the future or at costs that are affordable to us due to the nature of our business operations. If we are unable to maintain insurance related to our Company and business operations we will be exposed to additional risk and financial liabilities which may have a material adverse effect on our business and financial condition.

We have identified material weaknesses in our internal control over financial reporting, which could result in material misstatements in our financial statements.

We have concluded that there are material weaknesses in our internal control over financial reporting due to our small size. Specifically, we lack a functioning audit committee due to a lack of independent board members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and we do not have sufficient personnel in our accounting and financial reporting functions. As a result, we are not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. These material weaknesses could result in our inability to detect or prevent, on a timely basis, material misstatements of our financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investors’ perceptions of us. We plan to add independent members to the board of directors in the future, which we anticipate will have some financial experience. In addition, as funds permit, we intend to hire accounting employees. We believe these measures will remediate our control deficiencies. We cannot, at this time, estimate how long it will take before these measures are fully implemented, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements.

Risks Related to Our Common Stock

There is no active liquid trading market for our common stock.

Our common stock is quoted on the OTC Pink Market under the symbol “ASNT”. However, there has been minimal reported trading to date in the Company’s common stock, and we cannot give any assurance that an active trading market will develop. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of our securities. This severely limits the liquidity of our common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

If an active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of our common stock;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	announcements regarding regulatory developments with respect to the cannabis industry;

●	announcements of new products by us or our competitors; and

●	our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses.

Due to our connection to the cannabis industry, there can be no assurance that our common stock will ever be approved for listing on a national securities exchange.

Currently, shares of our common stock are quoted on the OTC Pink Market and are not traded or listed on any securities exchange. Even if we desire to have our shares listed on a national securities exchange, the fact that our operations are associated with the use of cannabis, the legal status of which is uncertain at the state and Federal level, may make any efforts to become listed on a securities exchange more problematic. As a result we may never develop an active trading market for our securities which may limit our investors’ ability to liquidate their investments

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”), which may make it more difficult for stockholders to sell our common stock.

Rule 15g-9 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we became a public company by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition,” with Cannavoices, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

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

We must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement, and it is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

Our management controls a large block of our common stock that will allow them to control us.

As of July 12, 2018, members of our management team beneficially own approximately 32.92% of our outstanding shares of common stock. As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

●	Election or removal of our directors;

●	Amendments to our articles of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Any additional investors will own a minority percentage of our common stock and will have minority voting rights.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board deems relevant. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

Our articles of incorporation allow for our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors (the “Board of Directors” or “Board”) has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval, 500,000 of which have been designated Series A Convertible Preferred Stock. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 442 W, Kennedy Blvd., Suite 200, Tampa, Florida 33606. We lease approximately 3,750 square feet of office space for $7,233 per month until the end of the lease period which expires on July 31, 2019.

ITEM 3. LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters that were deemed material to the financial statements as of March 31, 2018, except the following:

Hit Sum to Me, LLC

On August 21, 2017, Hit Sum to Me, LLC (“HSTM”) filed a complaint with the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (Filing #61355697) against Cannavoices and Kevin Gillespie. In the complaint HSTM indicates that on or about April 27, 2016, Cannavoices entered into a Loan Agreement with HSTM and Cannavoices issued a promissory note (the “HSTM Note”) in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Cannavoices and Kevin Gillespie granted HSTM a first priority security interest in all of the shares of common stock of Cannavoices (the “Cannavoices Stock”). The complaint alleges that Cannavoices breached the terms of the HSTM Note by failing to repay the principal balance of such note by July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late changes and costs of collection, including attorney’s fees. Pursuant to the complaint, HSTM requests (i) that a judgment be entered against Cannavoices for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (ii) that a judgment be entered against Kevin Gillespie for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (iii) that a judgment be entered against Kevin Gillespie for possession of the Cannavoices Stock and (iv) for reasonable attorneys’ fees. The Company filed an answer to the complaint on September 6, 2017. The Company cannot determine at this time whether the court will agree with the Company’s position, but the Company intends to litigate such allegations if a resolution cannot be agreed upon by the Company and HSTM. This action is still pending.

Auctus Fund, LLC

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

On November 9, 2017, the Company received a notice of default from Auctus with respect to the Auctus Notes, and Auctus commenced a lawsuit against the Company on November 27, 2017 in the United States District Court for the District of Massachusetts (Dkt. No. 1:17-CV-12329-LTS) (the “Lawsuit”). Auctus alleged the Company failed to apply at least 60% of the proceeds from financing transactions consummated during its second quarter ended September 30, 2017 towards the repayment of the Auctus May Note and the Company also failed to adhere to the prohibition of the Auctus May Note, which prohibited financing transactions by the Company for at least 90 days following the issuance of such note, without the prior written consent of Auctus, giving rise to an event of default. In addition, Auctus alleged a breach of the Auctus May Note resulted in a breach of the Auctus April Note by virtue of the cross-default provision contained in the Auctus April Note. Pursuant to the complaint, Auctus requested (i) that the Company pay such amount in damages in excess of $259,500 which consists of the principal amount of the Auctus Notes, liquidated damages and default interest and (ii) that the Company pay reasonable legal fees incurred by Auctus with respect to the prosecution of the lawsuit.

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

EMA Financial, LLC

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

On September 1, 2017, the Company received a notice of default from EMA with respect to the EMA Notes, and EMA commenced a lawsuit against the Company on October 19, 2017 with the United States District Court, Southern District of New York (Case No.: 1:17-cv-08072). EMA alleges that the Company failed to file a registration statement covering the resale of the shares of common stock underlying the EMA Notes thus giving rise to an event of default. Pursuant to the complaint, EMA requested (i) that the Company immediately file a registration statement with the SEC with respect to the shares of the Company’s common stock issuable upon the conversion of the EMA Notes, (ii) that the Company and Cannavoices and FHA, as guarantors of the EMA Notes, pay such amount in damages in excess of $259,500 which consists of the principal amount of the EMA Notes, liquidated damages and default interest and (iii) that the Company pay reasonable legal fees incurred by EMA with respect to the prosecution of the lawsuit. The Company filed a Motion to Dismiss the Complaint based on the criminal usury defense under New York law on January 18, 2018. EMA filed a Motion for Summary Judgment on the Complaint on February 2, 2018.

On March 15, 2018, the Company entered into a settlement agreement with EMA pursuant to which the Company agreed to accept a settlement amount sufficient to enable EMA to realize $800,000 in total principal due from the net sale proceeds of the Company’s common stock (the “EMA Settlement Amount”). EMA shall have the right to convert the EMA Settlement Amount pursuant to the terms of the EMA Notes; provided, however, until such time that the EMA Settlement Amount has been realized in full, EMA may only sell the greater of (i) 18% of the average daily trading volume of the Company’s common stock or (ii) $2,500 in net daily transaction value on a daily basis. In the event EMA does not realize at least $500,000 in net sale proceeds by July 11, 2018, the settlement amount will increase by $35,000 for each month EMA does not realize $500,000. EMA must realize the entire EMA Settlement Amount by December 13, 2018 or the Company will be considered in default of the terms of the settlement agreement. In the event that EMA realizes an amount in excess of the EMA Settlement Amount, EMA shall be entitled to retain such excess amount.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was originally listed on the OTC Pink tier of the over-the-counter market on May 13, 2014 under the symbol “AMRD”. Effective July 28, 2016 we changed our symbol to “HVST”. Effective December 1, 2017 we changed our symbol to “ASNT”. There has been limited trading in our common stock to date. There are no assurances that an active market will ever develop for the Company’s stock

The following table sets forth the high and low closing bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year ended March 31, 2018	High	Low
First Quarter	$4.50	$1.85
Second Quarter	$9.04	$2.00
Third Quarter	$5.45	$1.70
Fourth Quarter	$2.10	$0.06

Year ended March 31, 2017	High	Low
First Quarter	$26.90	$5.50
Second Quarter	$19.56	$1.40
Third Quarter	$6.00	$2.25
Fourth Quarter	$4.85	$1.68

Holders

As of July 12, 2018, we had approximately 310 holders of record of our common stock and one holder of our preferred stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is ClearTrust, LLC, located at 16540 Pointe Village Drive, Suite 205, Lutz, Florida 33558.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate. We currently have 103,000 shares of Series A Convertible Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is entitled to receive an annual 12% cumulative dividend, compounded daily, payable upon redemption, liquidation or conversion thereof, which dividend rate shall be increased to 22% upon the occurrence of an event of default. As of March 31, 2018, we did not pay any cash dividends on the Series A Convertible Preferred Stock. Except for dividends payable to holders of Series A Convertible Preferred Stock, we currently expect to use available funds to finance the future development and expansion of our business and do not anticipate paying dividends, on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In February 2018, the Company issued an aggregate of 808,750 shares of common stock at an average price of $0.40 per share, upon the conversion of convertible notes and accrued interest thereon of $323,100.

In March 2018, the Company issued an aggregate of 2,935,000 shares of common stock at an average price of $0.07 per share, upon the conversion of the principal amount of convertible notes and accrued interest thereon of $212,200.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section titled “Risk Factors”.

General

The consolidated financial statements presented are those of Arias Intel Corp. The Company is a digital media platform for technology, media and gaming, which includes mobile gaming, on-demand delivery, digital media, and e-commerce, with a focus on the cannabis industry and emerging growth sectors. The Company is an early-stage company and has not generated any revenue as of March 31, 2018. The Company plans to generate revenue primarily through in-app purchases, service fees, and cross-channel advertising.

The Company was incorporated under the laws of the State of Nevada on February 27, 2013 as “American Riding Tours, Inc.” Effective July 22, 2016, the Company changed its name from “American Riding Tours, Inc.” to “First Harvest Corp.” Effective December 1, 2017, the Company changed its name from “First Harvest Corp.” to “Arias Intel Corp.” Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

Financial Statements Presented

On February 10, 2017, the Company entered into and closed the Merger Agreement with Acquisition Corp. and Cannavoices. Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued an aggregate of 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s then outstanding shares of common stock, following the Closing Date, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

The sole officer, one of the directors and, prior to closing of the Merger Agreement, the largest stockholder of Cannavoices was Kevin Gillespie, the Chief Executive Officer, President, Chairman of the Board and largest stockholder of the Company.

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

Results of Operations

For the Year Ended March 31, 2018 compared to the Year Ended March 31, 2017

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the years ended March 31, 2018 and 2017.

Total Operating Expenses. Total operating expenses for the year ended March 31, 2018 were $5,810,659, as compared to $4,405,848 for the year ended March 31, 2017, an increase of $1,404,811, or 31.9%. This increase was primarily due to the increase in compensation expense, professional fees and amortization expense under general and administrative expenses and an impairment charge to the IP Assets.

General and administrative expenses for the year ended March 31, 2018 were $3,701,001, an increase of $496,729 or 15.5%, from $3,204,272 for the year ended March 31, 2017. This increase was primarily due to an increase in non-cash amortization expense of $469,406 associated with the accounting treatment related to the IP Assets, as well as higher administrative and professional fees associated with public company costs.

During the year ended March 31, 2018, we incurred non-cash compensation expense of $2,780,384 as part of general and administrative expenses by issuing shares of common stock to various individuals as an incentive for participating in our operations and development compared to $2,123,191 during the year ended March 31, 2017, an increase of $657,193 or 31.0%. The increase was primarily due to higher consulting and director fees. By issuing shares in lieu of cash consideration, we were able to utilize outside expertise for project management and preserve cash.

General and administrative expenses to related parties for the year ended March 31, 2018 were $1,152,973, an increase of $526,797 or 84.1%, from $626,176 for the year ended March 31, 2017. The increase was primarily due to the additional compensation expense for a new director.

Research and development expenses to a related party for the year ended March 31, 2018 were $199,000, a decrease of $376,400 or 65.4%, from $575,400 for the year ended March 31, 2017. The decrease was primarily related to our shift in development work to our beta-test launch of the Game. Our research and development expenses primarily relate to our outside gaming app development costs for the Game performed by HKA. During the year ended March 31, 2018, we have primarily been in beta-test mode of the Game to determine technical feasibility and the additional development direction of the Game for the targeted audience.

Impairment for intellectual property for the year ended March 31, 2018 was $757,685 compared to $0 for the year ended March 31, 2017. The increase related to the testing the IP Assets for impairment and corresponding write-down after we concluded the IP Assets require further development. The write-down was determined based on the present value calculation of estimated future cash flows to account for the delays in development. The resulting loss was charged to impairment intellectual property contained within the operating expenses. The Company estimates the IP Assets hold value for sale in-part or in-whole to a third party, as well as pursuing opportunities for development or licensing.

Total Other Income (Expense). Total other expenses for the year ended March 31, 2018 were $4,409,261, as compared to $129,212 for the year ended March 31, 2017, an increase of $4,280,049 or 3,312.4%. This increase was primarily due to the increase in non-cash interest expense and change in derivative liabilities associated with the accounting treatment for the convertible notes payable to two institutions and their subsequent settlement in the aggregate amount of $1,600,000 (collectively, the “Convertible Notes Payable”), as further explained in the notes to the financial statements.

Interest income, related party for the year ended March 31, 2018 was $6,000, which reflected no change from the year ended March 31, 2017. The interest income is accrued interest related to a $100,000 convertible note receivable from a social media company. The Company conducts a periodic review of the collectability of the convertible promissory note. Based on our analysis of the issuer and lack of current financial information, we elected to write-off the principal balance of $100,000 and accrued interest of $12,000 as of March 31, 2018.

Total interest expense for the year ended March 31, 2018 was $1,217,788, an increase of $1,082,576 or 800.7%, from $135,212 for the year ended March 31, 2017. This increase was due primarily to the non-cash interest expenses related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

We incurred a loss on the debt modification for the year ended March 31, 2018 of $2,652,729 compared to $0 for the year ended March 31, 2017, related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable. The original and modified debt instruments due to the settlement agreements are considered substantially different as the difference between the present value of the remaining cash flows under the original and the modified terms is greater than 10%. In accordance with Accounting Standards Codification (“ASC”) 470, since the present value of the cash flows under the new debt instrument was at least 10% different from the present value of the remaining cash flows under the terms of the original debt instrument, we accounted for the settlements as a debt extinguishment. Accordingly, we wrote-off the remaining debt discount on the original notes of $156,959 to interest expense. In addition, we recorded the increase in carrying value of the debt of the Convertible Notes Payable of $540,500 and $547,750 as part of loss on debt modification, respectively. Lastly, due to the increase in fair value of the underlying conversion option granted under the settlement notes, we recorded $821,491 and $742,988 representing the increase of the holder’s conversion option as loss on debt modification, respectively. The change in fair value was determined using the binomial option method.

We incurred a loss on the change in the derivative and warrant liability for the year ended March 31, 2018 of $544,744 compared to $0 for the year ended March 31, 2017, related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable.

Net Loss. As a result of the foregoing, the net loss for the year ended March 31, 2018 was $10,219,920 or $0.35 per common share, basic and diluted, as compared to a net loss of $4,535,060 or $0.20 per common share, basic and diluted, for the year ended March 31, 2017, an increase of $5,684,860 or 125.4%.

Reconciliation of GAAP to non-GAAP Financial Measures

The following table contains financial measures that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). Such measures, which are unaudited and should only be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K, are intended to serve as a supplement to the GAAP results. The unaudited non-GAAP information reflects the adjustment to GAAP net income attributable to common shareholders on a non-GAAP basis, whereby the effect of non-cash adjustments for each period presented for non-cash expenses are added back to the GAAP net income attributable to common shareholders. This non-GAAP adjustment has been used to calculate the non-GAAP earnings per share. The non-GAAP operating results for the years presented are not necessarily indicative of results for any future periods, but management believes these non-GAAP financial measures provide useful information to investors for a more accurate picture of the Company’s operations on an ongoing basis.

Arias Intel Corp.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	For the Year Ended March 31, 2018	For the Year Ended March 31, 2017

GAAP NET LOSS	$(10,219,920)	$(4,535,060)
Non-GAAP adjustments:
Add Non-Cash Charges:
Non-cash amortization expense	$469,406	$-
Non-cash stock-based compensation	2,780,383	2,123,191
Non-cash expenses	121,106	-
Non-cash loss on debt modification	2,652,729	-
Non-cash amortization of debt discount	1,035,214	18,333
Non-cash preferred stock discount	1,129	-
Non-cash charge of bad debt expense	107,667	-
Non-cash impairment intellectual property	757,685	-
Non-Cash loss for Change in Fair Value of Derivative	544,744	-
Total Non-Cash Charges	$8,470,063	$2,141,524

Non-GAAP Net Loss	$(1,749,857)	$(2,393,536)

Non-GAAP Earnings (Loss) Per Share	$(0.06)	$(0.10)

Going Concern

In their report dated July 13, 2018, our independent registered public accounting firm stated that our financial statements for the years ended March 31, 2018 and 2017 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have not generated revenue and incurred a net loss of $10,219,920 at March 31, 2018. We had an accumulated deficit of $17,282,305 as of March 31, 2018, expect to generate net losses for the near future, and require additional financing to fund future operations. Our financial statements contain additional disclosures describing the circumstances that led to this disclosure.

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

Accordingly, management plans to raise capital to finance our operating and capital requirements. However, we may be unable to do so on terms that are acceptable to us, if at all, particularly given our current financial condition. While we are devoting our best efforts to achieve the business plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2018 compared to March 31, 2017:

	March 31, 2018	March 31, 2017	Change
Current Assets	$28,323	$-	$28,323
Current Liabilities	$4,149,750	$1,445,552	$2,704,198
Working Capital Deficiency	$(4,121,427)	$(1,445,552)	$(2,675,875)

As of March 31, 2018 and March 31, 2017, we had a working capital deficiency of $4,121,427 and $1,445,552, respectively, an increase of $2,675,875 or 185.1%. The increase in working capital deficiency was primarily due to the accounting treatment related to the Convertible Notes Payable for the embedded debt derivative and warrant liability of $1,618,196 at March 31, 2018 compared to $0 at March 31, 2017. The derivative financial instruments require that the Company record fair value of the derivatives as of the inception date of the Convertible Notes Payable and to fair value as of each subsequent reporting date which at March 31, 2018 was $1,588,342 and $29,854 for the debt derivative and warrant liability, respectively.

For the years ended March 31, 2018 and 2017, we recorded no revenue. As a result, we do not have any capital resources to meet our projected cash flow requirements to conduct our proposed operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Therefore, we will require additional financing in order to develop our business. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for operations and these circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

During the year ended March 31, 2018, we used net cash of $1,664,474 in operations and generated $1,664,474 cash from financing activities, including common stock sales and issuance of notes payable. During the year ended March 31, 2017, we used net cash of $2,184,502 in operations and generated $2,129,771 cash from financing activities from common stock sales and issuance of notes payable.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 27, 2013 (inception) to March 31, 2018, we have not recognized any revenue.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Recent Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While the Company does not expect the adoption of ASU 2017-12 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-12 may have on its financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which would be the Company’s fiscal year ending March 31, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. While the Company does not expect the adoption of ASU 2017-11 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-11 may have on its financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2019. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its business, its financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, which would be the Company’s fiscal year ending March 31, 2019. The Company expects that this guidance will not have a material effect on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC 740, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2018. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which would be the Company’s fiscal year ending March 31, 2019. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 beginning April 1, 2018 and apply the full retrospective approach. Until such time as the Company makes an acquisition or commences monetizing its assets, the Company does not know what the impact of this new standard will be or if it will impact the Company’s disclosure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer (who is also our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Report on Internal Control over Financial Reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of March 31, 2018.

As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed as of March 31, 2018 related to the preparation of management’s report on internal controls over financial reporting required for this Annual Report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our Board of Directors who shall also be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we intend to create written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

In addition, when funds are available, we intend to hire knowledgeable personnel with technical accounting expertise to further support our current accounting personnel. As our operations are relatively small and we continue to have net losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable or until our operations are large enough to justify the hiring of additional accounting personnel. We will engage consultants in the future, as necessary, in order to ensure proper accounting for our consolidated financial statements.

Due to the fact that our internal accounting staff consists solely of a principal financial officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us in the even personnel turnover occurs within the department. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

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

This annual report does not include an attestation report by RBSM LLP, our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of executive officers and directors are set forth below. All directors are elected annually by our stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. The officers are elected by our Board.

Name	Age	Position

Kevin Gillespie	48	Chief Executive Officer, Chairman, President, and Director

Daniel Hammett	56	Chief Technology Officer, Executive Vice President and Director

Background of Executive Officers and Directors

Kevin Gillespie

Kevin Gillespie, has been President, Chief Executive Officer and director of Arias Intel Corp since July 2016 and President, Chief Executive Officer and director of Cannavoices since June 2015. Since November 2014, Mr. Gillespie has been the President and Chief Executive Officer of First Harvest Financial, Inc. (“FHF”), a financial consulting company. Since April 2016, Mr. Gillespie has been the Managing Member of Lexington Tech Ventures Management LLC (“Lexington”), a financial consulting company. Since November 2015, Mr. Gillespie has been the President and Chief Executive Officer of FH Acquisition Corp. (“FHA”), a financial consulting company. Since April 2016, Mr. Gillespie has been a Member and Managing Director of Midtown Partners & Co, LLC, a registered broker-dealer. From October 2015 to June 2017, Mr. Gillespie was the Chairman of the board of directors of The Great American Rolling Paper Company (“GARP”), (formerly operating as Watchtower Masterpieces, Inc.), a rolling paper distribution company. From February 2015 until October 2016, Mr. Gillespie was the President and Chief Executive Officer of FHF Opportunity Fund I, LLC, and from May 2011 until January 2015, Mr. Gillespie was a Vice President at JP Turner & Company, LLC, a registered broker-dealer. Mr. Gillespie previously worked for Gunn Allen Financial, a regional asset management firm in Florida, for 15 years. Mr. Gillespie holds series 7 and 63 licenses with the Financial Industry Regulatory Authority, Inc. Mr. Gillespie’s financial industry experience qualifies him to serve on the Company’s board of directors.

Daniel Hammett

Daniel Hammett has been the Chief Technology Officer, Executive Vice President and Director since of the Company August 2017. He has over 28 years of executive experience as a software designer, developer and publisher. Since November 2014, Mr. Hammett has served as the Chief Executive Officer of HKA, a studio and publisher of entertainment and social games developed for mobile, desktop, online and console platforms, which developed the Company’s Hemp Inc mobile game. From November 2014 until November 2015, Mr. Hammett served as Chief Executive Officer of KamaGames Ltd., the creator of a leading mobile poker game entitled Pokerist, which has over 90 million downloads. From January 2013 until May 2014, he served as Chief Executive Officer and President of iEntertainment Network, Inc., and from December 2009 until December 2012, he served as Chief Operating Officer of Mastiff LLC. Mr. Hammett has previously held executive officer roles with such noted companies as Activision Blizzard, Inc., NBCUniversal Media, LLC, Headgames Publishing, Inc. and Divergent Entertainment, Inc. Since August 2015, Mr. Hammett has served as an advisory board member of BWG Strategy LLC, a network of senior executives across technology, media and telecom. During his career, Mr. Hammett has led the development of such iconic games, intellectual properties and brands as Call of Duty, Spiderman, Toy Story, Tony Hawk, Cabela’s Big Game Hunter and many others. He has also founded four companies which have been acquired by publicly-traded companies on the NYSE, Nasdaq and the OTC Markets. Mr. Hammett received his B.S. in economics from California Polytechnic State University, where he was a two-time All-American wrestler. The Board believes that Mr. Hammett is qualified to serve as an officer and director of the Company because of his experience as a developer and publisher of branded consumer software for the mass market.

Family Relationships

There are no family relationships among our directors and executive officers.

Other Directorships

Other than as disclosed above, none of the directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Gillespie currently serves as our Chief Executive Officer and Chairman of the Board.

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

Board Committees

There are currently no committees of the Board of Directors. The Company’s Board of Directors acts as its audit committee. The Company does not currently have a director who meets the definition of an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K because the Company does not currently have the resources to retain an individual with such qualification.

Code of Ethics

We have not yet adopted a Code of Ethics because we have been a development stage company and have no employees other than officers and directors; however, we expect to adopt a Code of Ethics in the future as we develop our infrastructure and business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended March 31, 2018, we believe that the directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended March 31, 2018, except the following:

●	The initial Form 3 filed by Daniel Hammett in which he failed to report one transaction on time;

●	Two Form 4s filed by Daniel Hammett in which he failed to report an aggregate of two transactions on time; and

●	One Form 4 filed by Kevin Gillespie in which he failed to report an aggregate of four transactions on time.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our named executive officers for the fiscal year ended March 31, 2018 and 2017.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Kevin Gillespie (1)	2018	-	-	-	-	-	-	$387,643	$387,643
Chief Executive Officer, Director	2017	-	-	-	-	-	-	$270,571	$270,571

Daniel Hammett, Chief Technology Officer, Executive Vice President and Director (2)	2018	-	-	$650,000	-	-	-	$-	$650,000
	2017	-	-	-	-	-	-	$-	$-

(1)	Kevin Gillespie is the Chief Executive Officer, President, Chairman of the Board and the largest shareholder of the Company. He was paid $387,643 and $270,571 by the Company as a subcontractor for the years ended March 31, 2018 and 2017, respectively. He currently has no formal compensation agreement with the Company. Mr. Gillespie is the majority shareholder or sole owner of related parties that were paid $55,330 and $257,893 for services to the Company, including accounting, administration, management, marketing, IT support, due diligence and evaluation of acquisition candidates, for the years ended March 31, 2018 and 2017, respectively. Mr. Gillespie is the majority shareholder or sole owner of related parties that were paid $60,000 and $126,265 for rent for the years ended March 31, 2018 and 2017, respectively. See Item 13 – Certain Relationship and Related Transactions, and Director Independence.

(2)	Daniel Hammett is the president and majority shareholder of HKA. The Company entered into a game development and licensing agreement with HKA on October 2, 2015 (the “Development Agreement”). The Company paid HKA $199,000 and $575,400 for the years ended March 31, 2018 and 2017, respectively. To date the Company has paid HKA an aggregate of $1,394,400 under the Development Agreement. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work. On August 1, 2017, the Company awarded Daniel Hammett 650,000 shares of restricted common stock valued at $650,000 at $1.00 per share for Mr. Hammett’s services to the Company as its Chief Technology Officers and member of the Board of Directors. See Item 13 – Certain Relationship and Related Transactions, and Director Independence.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table shows for the fiscal year ended March 31, 2018, certain information with respect to the compensation of all directors of the Company:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Gillespie	-	-	-	-	-	$387,643	$387,643
Danielle Hammett (1)	-	$650,000	-	-	-	-	$650,000

(1) Effective August 1, 2017, Daniel Hammett received a restricted stock award of 650,000 shares of our common stock. We expensed $650,000 at $1.00 per share based on the then price offered in private stock sales at or near the date of the award.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of July 12, 2018, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than 5% of our securities; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)	Series A Convertible Preferred Stock Beneficially Owned (3)	Percentage of Series A Convertible Preferred Stock
Directors and Officers:

Kevin Gillespie	12,591,929	(4)	24.83%	0	0.0%

Daniel Hammett	4,100,000		8.09%	0	0.0%

All officers and directors as a group (2 persons)	16,691,929		32.92%	0	0.0%

Beneficial owners of more than 5%:

Geneva Roth Remark Holdings, Inc. 111 Great Neck Road, Suite 216 Great Neck, NY 11021 (5)	0		0.0%	103,000	100%

(1)	Except as otherwise indicated, c/o Arias Intel Corp., 442 W. Kennedy Blvd., Suite 200 Tampa, Florida 33606.

(2)

Applicable percentage ownership is based on 50,707,248 shares of common stock outstanding as of July 12, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of July 12, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 12, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Applicable percentage ownership is based on 103,000 shares of Series A Preferred Stock outstanding as of July 12, 2018.

(4)	Includes (i) 5,641,929 shares of Common Stock held by Kevin Gillespie, (ii) 6,650,000 shares of Common Stock held by Kevin Gillespie and his spouse as joint tenants by the entirety and (iii) 300,000 shares of Common Stock held by FHF. Kevin Gillespie is the President of FHF and in such capacity has voting and dispositive power over the securities held by such entity.

(5)	Greg Solomon is the President of Geneva Roth Remark Holdings, Inc. and in such capacity has voting and dispositive power over the securities held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company’s related parties are FHF, GARP, FHC, Lexington, Cannavoices, FHA and HKA by common ownership and management. See Item 11 – Executive Compensation.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the years ended March 31, 2018 and 2017, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates.

For the years ended March 31, 2018 and 2017, the related parties have been reimbursed the following for management and subcontractor fees, respectively: (a) FHF - $36,430 and $174,600, respectively, (b) GARP - $18,900 and $80,693, respectively, (c) FHC - $0 and $200, respectively and (d) Lexington - $0 and $3,000, respectively.

The Company incurred rent expense to FHF of $60,000 and $97,312 for the years ended March 31, 2018 and 2017, respectively. The Company has no formal lease with FHF.

The Company incurred rent expense to Cannavoices of $0, and $28,953 for the years ended March 31, 2018 and 2017, respectively. The Company has no formal lease with Cannavoices.

The majority shareholder of the related parties described above except HKA is the Chief Executive Officer, President, Chairman of the Board and largest shareholder of the Company. He was paid $387,643 and $270,571 by the Company as a subcontractor for the years ended March 31, 2018 and 2017, respectively.

The Company entered into the Development Agreement with HKA on October 2, 2015. HKA is majority owned by a member of the Board of Directors of the Company. The Company paid HKA $199,000 and $575,400 for the years ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company has paid HKA an aggregate of $1,394,400 under the Development Agreement. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work.

Director Independence

The Board has determined that none of the Company’s directors are independent, as of March 31, 2018 within the meaning of the applicable SEC and Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by RBSM LLP as described below:

	For Year Ended March 31, 2018	For the Year Ended March 31, 2017
(1) Audit Fees (1)	$44,000	$48,500
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards, including the recurring audit of the Company’s financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial statements included following the signature page.

(d) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated February 10, 2017 among First Harvest Corp., CV Acquisition Corp. and Cannavoices, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

3.1	Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on September 20, 2013)

3.2	Articles of Merger filed with the Nevada Secretary of State effective as of July 22, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2016)

3.3	Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)

3.4	Certificate of Amendment to the Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)

3.5	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on September 21, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2016)

3.6	Articles of Merger filed with the Nevada Secretary of State effective as of December 1, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2017)

3.7	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2018)

3.8	Bylaws (Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on September 20, 2013)

4.1	Warrant issued to EMA Financial, LLC, dated April 10, 2017(Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2017)

4.2	Warrant issued to Auctus Fund, LLC Stock, dated April 7, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2017)

4.3	Warrant issued to Auctus Fund, LLC dated May 15, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017)

4.4	Warrant issued to EMA Financial, LLC dated May 15, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017)

10.1	Game Development and License Agreement, dated October 2, 2015, by and between Cannavoices, Inc. and HKA Digital Limited (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.2	Assignment of Note, dated March 31, 2016, by and between Cannavoices, Inc. and FH Opportunity Fund 1, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.3	Loan Agreement, dated April 27, 2016, by and between Cannavoices, Inc. and Hit Sum To Me, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.4	Promissory Note, dated April 27, 2016, issued by Cannavoices, Inc. to Hit Sum To Me, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.5	Security Agreement, dated April 27, 2016, by and between Cannavoices, Inc. and Hit Sum To Me, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.6	Form of Convertible Promissory Note, dated July 20, 2016, issued by Cannavoices, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.7	Form of Convertible Promissory Note, dated November 10, 2016, issued by Cannavoices, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.8	Form of Convertible Promissory Note, dated December 14, 2016, issued by Cannavoices, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.9	Form of Convertible Promissory Note, dated January 10, 2017, issued by Cannavoices, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2017)

10.10	Securities Purchase Agreement between First Harvest Corp. and EMA Financial, LLC dated April 10, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2017)

10.11	12% Convertible Note between First Harvest Corp. and EMA Financial, LLC dated April 10, 2017(Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2017)

10.12	Securities Purchase Agreement between First Harvest Corp. and Auctus Fund, LLC dated April 7, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2017)

10.13	12% Convertible Note between First Harvest Corp. and Auctus Fund, LLC dated April 7, 2017(Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2017)

10.14	Securities Purchase Agreement between First Harvest Corp and Auctus Fund, LLC dated May 15, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017)

10.15	12% Convertible Note between First Harvest Corp and Auctus Fund, LLC dated May 15, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017)

10.16	Securities Purchase Agreement between First Harvest Corp and EMA Financial LLC dated May 15, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017)

10.17	12% Convertible Note between First Harvest Corp and EMA Financial LLC dated May 15, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017)

10.18	Amendment to Securities Purchase Agreement between First Harvest Corp and EMA Financial dated May 23, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2017)

10.19	Asset Purchase Agreement between First Harvest Corp. and Interactive Systems Worldwide, Inc., dated July 17, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2017)

10.20	Series A Preferred Stock Purchase Agreement dated March 27, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2018)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARIAS INTEL CORP.

Date: July 13, 2018	By:	/s/ Kevin Gillespie
Kevin Gillespie
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Kevin Gillespie	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), President and Chairman	July 13, 2018
Kevin Gillespie

/s/ Daniel Hammett	Chief Technology Officer, Executive Vice President and Director	July 13, 2018
Daniel Hammett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Arias Intel Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arias Intel Corp. and subsidiaries (The “Company”) as of March 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended March 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ RBSM LLP

We have served as the Company’s auditor since 2016

Henderson, Nevada

July 13, 2018

ARIAS INTEL CORP.

Consolidated Balance Sheets

(Audited)

	March 31, 2018	March 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Prepaid expenses	28,323	-
Total current assets	28,323	-

OTHER ASSETS
Convertible note receivable	-	100,000
Interest receivable	-	6,000
Intellectual property, net	772,909	-
Total other assets	801,232	106,000

TOTAL ASSETS	$801,232	$106,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,420	$211,723
Bank overdraft	969	771
Due to related party	-	20,725
Derivative liability	1,588,342	-
Warrant liability	29,854	-
Convertible notes payable, net of debt discount of $46,527 and $587,675, respectively	1,591,165	614,000
Notes payable, net of debt discount of $0 and $1,667, respectively	600,000	598,333
Total current liabilities	4,149,750	1,445,552

COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.001 par value, 10,000,000 shares authorized, 103,000 and -0- shares issued and outstanding as of 3/31/2018 and 3/31/2017, respectively, net of preferred stock discount of $101,871	1,129	-

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares authorized, 34,198,917 and 24,666,182 shares issued and outstanding as of 3/31/2018 and 03/31/2017, respectively	34,199	24,666
Preferred stock receivable, net	(95,000)	-
Common stock payable	248,379	-
Additional paid-in capital	13,745,080	5,698,167
Accumulated deficit	(17,282,305)	(7,062,385)
Total stockholders’ (deficit)	(3,349,647)	(1,339,552)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$801,232	$106,000

The accompanying notes are an integral part of these consolidated audited financial statements.

ARIAS INTEL CORP.

Consolidated Statements of Operations

(Audited)

	For The Year	For The Year
	Ended March 31, 2018	Ended March 31, 2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,701,001	3,204,272
General and administrative – Related Party	1,152,973	626,176
Research and development – Related Party	199,000	575,400
Impairment intellectual property	757,685	-

Total Operating Expenses	5,810,659	4,405,848

LOSS FROM OPERATIONS	(5,810,659)	(4,405,848)

OTHER INCOME/(EXPENSE)
Interest income, related party	6,000	6,000
Interest expense	(1,217,788)	(135,212)
Loss on debt modification	(2,652,729)	-
Loss on change in derivative and warrant liability	(544,744)	-

Total other income/(expense)	(4,409,261)	(129,212)

NET LOSS	$(10,219,920)	$(4,535,060)

BASIC LOSS PER COMMON SHARE	$(0.35)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	29,144,573	23,027,894

The accompanying notes are an integral part of these consolidated audited financial statements.

ARIAS INTEL CORP.

Consolidated Statement of Stockholders’ Deficit

(Audited)

				Preferred	Additional		Total
	Common Stock			Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Payable	Receivable	Capital	Deficit	Deficit

Balance, March 31, 2016	20,332,311	$20,332	$-	$-	$2,661,894	$(2,527,325)	$154,901

Stock for cash	1,150,332	1,150	-	-	933,850	-	935,000

Stock to founders	1,798,588	1,799	-	-	1,347,142	-	1,348,941

Stock for services	780,500	780	-	-	773,470	-	774,250

Recapitalization of the Company	552,704	553	-	-	(69,884)	-	(69,331)

Stock for the conversion of convertible promissory notes	51,747	52	-	-	51,695	-	51,747

Net Loss	-	-	-	-	-	(4,535,060)	(4,535,060)

Balance, March 31, 2017	24,666,182	$24,666	$-	$-	$5,698,167	$(7,062,385)	$(1,339,552)

Stock for cash	461,334	461	108,000	-	543,040	-	651,501

Stock for services	2,640,633	2,641	61,000	-	2,716,742	-	2,780,383

Stock for the conversion of convertible promissory notes	4,430,768	4,431	79,379	-	1,134,307	-	1,218,117

Stock for the purchase of intellectual property	2,000,000	2,000	-	-	1,998,000	-	2,000,000

Reclass of the fair value of the derivative liability on conversion of convertible promissory notes	-	-	-	-	1,654,824	-	1,654,824

Preferred stock receivable, net	-	-	-	(95,000)	-	-	(95,000)

Net Loss	-	-	-	-	-	(10,219,920)	(10,219,920)

Balance, March 31, 2018	34,198,917	$34,199	$248,379	$(95,000)	$13,745,080	$(17,282,305)	$(3,349,647)

The accompanying notes are an integral part of these consolidated audited financial statements.

ARIAS INTEL CORP.

Consolidated Statements of Cash Flows

(Audited)

	For The Year	For The Year
	Ended	Ended
	March 31, 2018	March 31, 2017

OPERATING ACTIVITIES

Net loss	$(10,219,920)	$(4,535,060)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	469,406	-
Stock issued for services and expenses	2,780,383	2,123,191
Stock issued for interest expense	25,178	-
Loss on debt modification	2,652,729	-
Amortization of debt discount	1,035,214	18,333
Non-cash interest expense	52,928	-
Non-cash charge of bad debt expenses	107,667
Preferred stock discount	1,129	-
Expenses incurred on the issuance of convertible notes payable	35,000	-
Expenses incurred on issuance of preferred stock sale	8,000	-
Impairment intellectual property	757,685	-
Increase in derivative and warrant liability	544,744	-
Changes in operating assets and liabilities:
Increase in interest receivable, related party	-	(6,000)
Increase in accounts payable and accrued expenses	113,706	203,034
Increase in prepaid expenses	(28,323)	-
Decrease in other receivable	-	12,000

Net cash used in operating activities	(1,664,474)	(2,184,502)

INVESTING ACTIVITIES

Net cash used in investing activities	-	-

FINANCING ACTIVITIES

Bank overdraft	198	771
Proceeds from convertible notes payable	1,303,500	614,000
Repayments of convertible notes payable	(270,000)	-
Proceeds from notes payable	-	580,000
Proceeds from sale of common stock	651,501	935,000
Decrease in related party payable	(20,725)	-

Net cash provided by financing activities	1,664,474	2,129,771

NET DECREASE IN CASH	-	(54,731)

CASH AT BEGINNING OF PERIOD	-	54,731

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$44,168	$88,867
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Debt discount	$-	$1,667
Non-cash stock issued in advance for prepaid expense		$18,750-
Common Stock Payable for Services	$61,000	$-
Liabilities assumed during reverse merger	$-	$70,725
Stock issued for settlement of notes and interest	$1,218,117	$51,747
Recapitalization	$-	(69,331)
Stock issued for intellectual property	$2,000,000	$-
Preferred stock receivable, net	$95,000	$-
Re-class of derivative liability on conversion of notes payable	$1,654,824	$-

The accompanying notes are an integral part of these consolidated audited financial statements.

1. NATURE OF BUSINESS

The consolidated financial statements presented are those of Arias Intel Corp. (the “Company”). The Company is a digital media platform for technology, media and gaming, which includes mobile gaming, on-demand delivery, digital media, and e-commerce, with a focus on the cannabis industry and emerging growth sectors. The Company is an early-stage company and has not generated any revenue as of March 31, 2018. The Company plans to generate revenue primarily through in-app purchases, service fees, and cross-channel advertising.

The Company was incorporated under the laws of the State of Nevada on February 27, 2013 as “American Riding Tours, Inc.” Effective July 22, 2016, the Company changed its name from “American Riding Tours, Inc.” to “First Harvest Corp.” Effective December 1, 2017, the Company changed its name from “First Harvest Corp.” to “Arias Intel Corp.” Prior to the reverse acquisition described below, the Company did not have any significant assets or operations.

Financial Statements Presented

On February 10, 2017 (the “Closing Date”), the Company entered into and closed an agreement and plan of merger and reorganization (the “Merger Agreement”), with CV Acquisition Corp., a wholly-owned subsidiary of the Company (“Acquisition Corp.”), and Cannavoices, Inc. (“Cannavoices”). Pursuant to the Merger Agreement, effective on the Closing Date (i) Acquisition Corp. merged with and into Cannavoices, such that Cannavoices, the surviving corporation, became a wholly-owned subsidiary of the Company, and (ii) the Company issued an aggregate of 23,267,231 shares of common stock to the shareholders of Cannavoices, representing approximately 97.7% of the Company’s then outstanding shares of common stock, following the Closing Date, in exchange for the cancellation of all of the issued and outstanding shares of common stock of Cannavoices.

The sole officer, one of the directors and, prior to closing of the Merger Agreement, was the largest stockholder of Cannavoices was Kevin Gillespie, the Chief Executive Officer, President, Chairman of the Board and largest stockholder of the Company.

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

2. GOING CONCERN AND MANAGEMENT’S PLAN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and during the year ended March 31, 2018 incurred a net loss of $10,219,920. The Company has an accumulated deficit of $17,282,305 as of March 31, 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. Additionally, the Company is actively seeking strategic alliances in order to accelerate its growth in the industry or seeking opportunities for the sale of its assets. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Cannavoices, Inc. and FH Acquisition Corp. (“FHA”). All significant intercompany balances and transactions have been eliminated in consolidation

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. The reclassifications had no impact on net loss or total assets and liabilities.

Consolidated Variable Interest Entity (“VIE”)

On September 1, 2016, Cannavoices entered into a share exchange agreement with FHA, whereby all the issued and outstanding capital stock of FHA was exchanged for an aggregate of 1,334,262 shares of Cannavoices’ common stock. FHA shares were exchanged on a one-for-one basis with the shares of the Cannavoices’ common stock. Effective on the date of the share exchange agreement, FHA became a wholly-owned subsidiary of the Company.

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

Use of Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock and the valuation allowance relating to the Company’s deferred tax assets.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, the Company recognizes revenues when it is realized or realizable and earned. The Company records revenues when the following four fundamental criteria under SAB Topic 13 are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet. For the period from February 27, 2013 (inception) to March 31, 2018, the Company did not recognize any revenue.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense for the years ended March 31, 2018 and March 31, 2017, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents, to the extent the funds are not being held for investment purposes. As at March 31, 2018 and 2017, the Company had no cash equivalents.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of March 31, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Although there were common stock equivalents as of the year ended March 31, 2018 and 2017, they were anti-dilutive.

	For the Year Ended March 31, 2018	For the Year Ended March 31, 2017
Net Loss	$(10,219,920)	$(4,535,060)
Weighted Average Shares	29,144,573	23,027,894
Net Loss Per share	$(0.35)	$(0.20)

The following financial instruments were not included in the diluted loss per share calculation as of March 31, 2018 and 2017 because their effect was anti-dilutive:

	As of March 31
	2018	2017
Warrants to purchase Common Stock	$578,668	$-
Convertible notes	126,396	614,000
Preferred stock	2,641,026	-
Settlement Agreements (1)	38,994,169	-
Total	$42,340,259	$614,000

(1)

Settlement Agreements – Potential dilutive common shares based on conversion discounts to market price for shares held in reserve as required per the EMA Financial LLC and Auctus Fund LLC Settlement Agreements. See Note 8. - Convertible Notes Payable.

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of and for the year ended March 31, 2018 and March 31, 2017.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While the Company does not expect the adoption of ASU 2017-12 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-12 may have on its financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which would be the Company’s fiscal year ending March 31, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. While the Company does not expect the adoption of ASU 2017-11 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-11 may have on its financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2019. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its business, its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position results of operations or cash flows.

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

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, which would be the Company’s fiscal year ending March 31, 2019. The Company expects that this guidance will not have a material effect on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC 740, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2018. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which would be the Company’s fiscal year ending March 31, 2019. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 beginning April 1, 2018 and apply the full retrospective approach. Until such time as the Company makes an acquisition or commences monetizing its assets, the Company does not know what the impact of this new standard will be or if it will impact the Company’s disclosure.

4. CONVERTIBLE PROMISSORY NOTE RECEIVABLE

On March 31, 2016, the Company purchased a convertible promissory note from a related party (the “Assignor”) in the principal amount of $100,000. The convertible promissory note was assigned to the Company for $100,000 in cash consideration and the Assignor of the convertible promissory note relinquished any further participating interest. The convertible promissory note accrues interest at 6% compounded annually and matured on November 30, 2017. On October 20, 2017, the maturity date of this note was amended to October 31, 2019. The convertible promissory note is convertible into equity of the issuer of the note upon events not certain to occur as of March 31, 2018. The Company conducts a periodic review of the collectability of the convertible promissory note. Based on our analysis of the issuer and lack of current financial information, the Company elected to write-off the principal balance of $100,000 and accrued interest of $12,000 as of March 31, 2018.

The balance of the convertible promissory note receivable, including accrued interest at March 31, 2017 was $106,000. For the year ended March 31, 2017, the Company recognized $6,000 in interest income.

5. ASSET PURCHASE AGREEMENT – INTELLECTUAL PROPERTY

On July 17, 2017, the Company entered into an asset purchase agreement (the “Agreement”) with Interactive Systems Worldwide, Inc. (“ISWI”). Pursuant to the Agreement, the Company purchased proprietary intellectual property assets from ISWI, which include software designed, developed and patented by ISWI for the purposes of wagering on sporting events called SportXction and other related intellectual property rights (the “IP Assets”). SportXction® enables users to wager at fixed prices during the course of a sporting event, such as soccer, football, baseball, basketball, golf, tennis, rugby, cricket and snooker, among many others. The Company did not assume any of ISWI’s liabilities.

As consideration for the IP Assets, the Company issued ISWI an aggregate of 2,000,000 shares of Company’s restricted common stock. The Company determined the valuation of the 2,000,000 shares should be at the most recent arms-length transaction price of $1.00 per share or $2,000,000 to reflect the fair value of the consideration purchased based on future earnings assumptions utilizing the IP Assets. The Company considers stock sales to independent investors to be a better indicator of the true fair value of the Company’s restricted common stock based on its limited trading market and lack of liquidity. The asset purchase was an arms-length transaction from an independent third party. The Company recorded the intangible IP Assets at the fair value of the consideration transferred of $2,000,000. The Company has determined to amortize the IP Assets over three years on a straight-line basis. For the year ended March 31, 2018, the Company incurred $469,406 in amortization expense.

The Company accounts for and reports acquired goodwill under ASC subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its IP Assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations. As this software requires further development and has not been monetized by the Company, the value of the IP Assets was deemed partially impaired and written-down $757,685 as of March 31, 2018 based on the present value calculation of estimated future cash flows to account for the delays in development. The resulting loss was charged to Impairment Intellectual Property contained within Operating Expense on the income statement. The Company has determined to record the estimated fair value of the IP Assets as of March 31, 2018 at $772,909 and amortize it over the remaining useful life of twenty-five months based on the initial three-year straight-line amortization period. The Company estimates the IP Assets hold value for sale in-part or in-whole to a third party, as well as pursuing opportunities for development or licensing.

6. NOTE PAYABLE

On April 27, 2016, the Company issued a promissory note in the principle amount of $600,000, net of associated discount of $20,000. The note bears interest at a rate of 15% per annum and interest payments were to be paid monthly beginning June 1, 2016. The Company has the right to prepay the note at any time without penalty. The promissory note is secured by a security interest in all of the assets of the Company. The principal and accrued interest of the note became due and payable by the Company on the one-year anniversary date of the note, or April 27, 2017. Although the Company reached an agreement with the holder of the promissory note to extend the maturity date until July 1, 2017, the promissory note is currently in default and a lawsuit has been commenced against the Company by the holder thereof. See Note 15. – Commitments and Contingencies.

The outstanding principal of the promissory note at March 31, 2018 and March 31, 2017 was $600,000 and $598,333, respectively. For the years ended March 31, 2018 and 2017, the Company recognized $90,000 and $82,500 in interest expense and amortization of debt discount of $1,667 and $18,333, respectively, included in interest expense in the accompanying statement of operations. As of March 31, 2018 and March 31, 2017, the Company recorded $82,500 and $15,000 in accrued interest expense, respectively.

7. CONVERTIBLE PROMISSORY NOTES PAYABLE

On July 20, 2016, the Company issued a Convertible Promissory Note (the “Note”) to a lender which advanced the Company $200,000. Interest accrued at a rate of 15% per annum and was due on the first of each month. Unless earlier converted into the Company’s common stock (as discussed below), the principal and any unpaid accrued interest on the Note were due and payable by the Company on the one-year anniversary date of the Note, or July 20, 2017. On July 20, 2017, the holder of the Note elected to convert the principal balance of $200,000 into 266,667 shares of common stock at $0.75 per share. For the years ended March 31, 2018 and 2017, the Company recognized $10,000 and $20,918 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $200,000 and the Company recorded $2,500 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On November 10, 2016, the Company issued a series of Convertible Short-Term Promissory Notes (the “November Short-Term Notes”) to lenders which advanced the Company an aggregate of $165,000. Interest accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the November Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the November Short-Term Notes, or February 8, 2017. During the year ended March 31, 2017, the holders elected to convert an aggregate of $50,000 in principal balance plus $1,747 in accrued interest into 51,747 shares of common stock at $1.00 per share. During the year ended March 31, 2018, the holders elected to convert an aggregate of $5,000 in principal balance plus $195 in accrued interest into 5,195 shares of common stock at $1.00 per share and to be repaid an aggregate of $110,000 in principal balance plus $5,141 in accrued interest. For the years ended March 31, 2018 and 2017, the Company recognized $1,247 and $5,836 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $115,000 and the Company recorded $4,089 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On December 14, 2016, the Company issued a series of Convertible Short-Term Promissory Notes (the “December Short-Term Notes”) to lenders which advanced the Company an aggregate of $73,000. Interest accrues at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the December Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the December Short-Term Notes, or March 14, 2017. During the year ended March 31, 2018, the holders elected to convert an aggregate of $38,000 in principal balance plus $1,253 in accrued interest into 39,253 shares of common stock at $1.00 per share and to be repaid an aggregate of $35,000 in principal balance plus $2,367 in accrued interest. For the years ended March 31, 2018 and 2017, the Company recognized $1,604 and $2,017 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $73,000 and the Company recorded $2,017 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On January 6, 2017, the Company issued a convertible short-term promissory note (the “January 6 Short-Term Note”) to a lender which advanced the Company $50,000. Interest accrued at a rate of 6% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the January 6 Short-Term Note was due and payable by the Company on the ninety-day anniversary date of the Note, or April 6, 2017. During the year ended March 31, 2018, the holder elected to convert $50,000 in principal balance plus $740 in accrued interest into 67,653 shares of common stock at $0.75 per share. For the years ended March 31, 2018 and 2017, the Company recognized $50 and $690 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $50,000 and the Company recorded $690 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On January 10, 2017, the Company issued a series of Convertible Short-Term Promissory Notes (the “January Short-Term Notes”) to lenders which advanced the Company an aggregate of $40,000. Interest accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the January Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the January Short-Term Notes, or April 10, 2017. During the year ended March 31, 2018, the holders elected to convert an aggregate of $30,000 in principal balance plus $600 in accrued interest into 30,600 shares of common stock at $1.00 per share and to be repaid an aggregate of $10,000 in principal balance plus $648 in accrued interest. For the years ended March 31, 2018 and 2017, the Company recognized $456 and $792 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $40,000 and the Company recorded $792 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On February 10, 2017, the Company issued a Convertible Short-Term Promissory Note (the “February 10 Short-Term Note”) to a lender which advanced the Company $40,000. Interest accrued at a rate of 6% per annum and was due at maturity. Unless earlier converted into the Company’s common stock, the principal and accrued interest on the February 10 Short-Term Note was due and payable by the Company on the forty-five day anniversary date of the February 10 Short-Term Note, or March 27, 2017. During the year ended March 31, 2018, the holder elected to be repaid $40,000 in principal balance. For the years ended March 31, 2018 and 2017, the Company recognized $(322) and $322 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $40,000 and the Company recorded $322 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On February 11, 2017, the Company issued a series of Convertible Short-Term Promissory Notes (the “February Short-Term Notes”) to lenders which advanced the Company $60,000. Interest accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the February Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the February Short-Term Notes, or May 12, 2017. During the year ended March 31, 2018, the holders elected to convert an aggregate of $60,000 in principal balance plus $1,324 in accrued interest into 61,324 shares of common stock at $1.00 per share. For the years ended March 31, 2018 and 2017, the Company recognized $630 and $694 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $60,000 and the Company recorded $630 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On March 2, 2017, the Company issued a series of Convertible Short-Term Promissory Notes (the “March Short-Term Notes”) to lenders which advanced the Company an aggregate of $36,000. Interest accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the March Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the March Short-Term Notes, or May 12, 2017. During the year ended March 31, 2018, the holders elected to convert an aggregate of $36,000 in principal balance plus $982 in accrued interest into 36,982 shares of common stock at $1.00 per share. For the years ended March 31, 2018 and 2017, the Company recognized $757 and $225 in interest expense, respectively. As of March 31, 2017, the principal balance outstanding was $36,000 and the Company recorded $225 in accrued interest expense. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On May 16, 2017, the Company issued a convertible short-term promissory note (the “May Short-Term Note”) to a lender which advanced the Company $25,000. Interest on such note accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the May Short-Term Note was due and payable by the Company on the ninety-day anniversary date of such note, or August 14, 2017. On September 29, 2017, the holder of the May Short-Term Note elected to convert the principal balance of $25,000 plus accrued interest of $932 into 25,932 shares of common stock at $1.00 per share. For the year ended March 31, 2018, the Company recognized $932 in interest expense. The principal balance outstanding as of March 31, 2018 was $0 and the Company recorded $0 in accrued interest.

On June 30, 2017, the Company entered issued a series of convertible short-term promissory notes (the “June Short-Term Notes”) to lenders which advanced the Company an aggregate of $125,000. Interest accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the June Short-Term Notes was due and payable by the Company on the sixty-day anniversary date of the June Short-Term Notes, or August 29, 2017. On August 30, 2017, a holder elected to be repaid $50,000 in principal balance plus $822 in accrued interest. On September 14, 2017, the holders elected to convert an aggregate of $75,000 in principal balance plus $1,563 in accrued interest into 76,563 shares of common stock at $1.00 per share. For the years ended March 31, 2018 the Company recognized $2,385 in interest expense, respectively. As of March 31, 2018, the principal balance outstanding was $0 and the Company recorded $0 in accrued interest.

On July 18, 2017, the Company issued a series of convertible short-term promissory notes (the “July Short-Term Notes”) to lenders which advanced the Company an aggregate of $50,000. Interest on such notes accrues at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the July Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of the July Short-Term Notes, or October 16, 2017. On October 10, 2018, the holders of the July Short-Term Notes elected to convert the aggregate principal balance of $50,000 plus accrued interest of $1,260 into 51,260 shares of common stock at $0.50 per share. For the year ended March 31, 2018, the Company recognized $1,036 in interest expense. The principal balance outstanding as of March 31, 2018 was $0 and the Company recorded $0 in accrued interest.

On August 3, 2017, the Company issued a convertible short-term promissory note (the “August 3rd Short-Term Note”) to a lender which advanced the Company $20,000. Interest on such note accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 3rd Short-Term Note was due and payable by the Company on the 180-day anniversary date of such note or January 30, 2018. On February 8, 2018, the holder of the August 3rd Short-Term Note elected to convert the principal balance of $20,000 plus accrued interest of $1,036 into 42,072 shares of common stock at $0.50 per share. For the year ended March 31, 2018, the Company recognized $1,036 in interest expense. The principal balance outstanding as of March 31, 2018 was $0 and the Company recorded $0 in accrued interest. The shares of common stock were not issued as of March 31, 2018. See Note 16. – Subsequent Events.

On August 14, 2017, the Company issued a series of convertible short-term promissory notes (the “August 14th Short-Term Notes”) to lenders which advanced the Company an aggregate of $11,000. Interest on such notes accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 14th Short-Term Notes was due and payable by the Company on the 180-day anniversary date of the August 14th Short-Term Notes, or February 10, 2018. On February 12, 2018, the holders of the August 14th Short-Term Notes elected to convert the aggregate principal balance of $11,000 plus accrued interest of $543 into an aggregate of 23,086 shares of common stock at $0.50 per share. For the year ended March 31, 2018, the Company recognized $543 in interest expense. The principal balance outstanding as of March 31, 2018 was $0 and the Company recorded $0 in accrued interest. The shares of common stock were not issued as of March 31, 2018. See Note 16. – Subsequent Events.

On August 17, 2017, the Company issued a convertible short-term promissory note (the “August 17th Short-Term Note”) to a lender which advanced the Company $300,000. Interest on such note accrued at a rate of 5% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the August 17th Short-Term Note was due and payable by the Company on the one-year anniversary date of such note, or August 17, 2018. On February 16, 2018, the holder of the August 17th Short-Term Note elected to convert the principal balance of $300,000 plus accrued interest of $7,500 into 768,750 shares of common stock at $0.40 per share. For the year ended March 31, 2018, the Company recognized $7,500 in interest expense. The principal balance outstanding as of March 31, 2018 was $0 and the Company recorded $0 in accrued interest.

On September 5, 2017, the Company issued a convertible short-term promissory note (the “September 5th Short-Term Note”) to a lender which advanced the Company $25,000. Interest on such note accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the September 5th Short-Term Note was due and payable by the Company on the 120-day anniversary date of such note, or January 3, 2018. On January 29, 2018, the Company repaid the holder of the September 5th Short-Term Note the principal balance of $25,000 plus accrued interest of $979. The principal balance outstanding as of March 31, 2018 was $0 and the Company recorded $0 in accrued interest.

On September 29, 2017, the Company issued a convertible short-term promissory note (the “September 29th Short-Term Note”) to a lender which advanced the Company $10,000. Interest on such note accrues at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock, the principal and accrued interest on the September 29th Short-Term Note was due and payable by the Company on the 180-day anniversary date of such note, or March 28, 2018. The lender has elected to have the note repaid and the Company has reached an agreement with the holder of the September 29th Short-Term Note to extend the maturity date. For the year ended March 31, 2018, the Company recognized $501 in interest expense and recorded $501 in accrued interest expense. The principal balance outstanding as of March 31, 2018 was $10,000 and the Company recorded $501 in accrued interest.

On October 11, 2017, the Company issued a series of convertible short-term promissory notes (the “October 11th Short-Term Notes”) to lenders which advanced the Company an aggregate of $34,000. Interest on such notes accrues at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the October 11th Short-Term Notes was due and payable by the Company on the 180-day anniversary date of such note, or April 9, 2018. On March 12, 2018, one of the holders of the October 11th Short-Term Notes elected to convert the principal balance of $30,000 plus accrued interest of $1,020 into 62,040 shares of common stock at $0.50 per share. For the year ended March 31, 2018, the Company recognized $1,207 in interest expense and recorded $187 in accrued interest expense. The principal balance outstanding as of March 31, 2018 was $4,000 and the Company recorded $187 in accrued interest. See Note 16. – Subsequent Events.

On October 11, 2017, the Company issued a convertible short-term promissory note (the “October 11th Short-Term Note”) to a lender which advanced the Company $31,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the October 11th Short-Term Note was due and payable by the Company on the ninety-day anniversary date of such note, or January 9, 2018. The Company has the option to extend the maturity date of the October 11th Short-Term Note to the 240-day anniversary date of such note, or June 8, 2018, if the lender elected to have this note repaid. The lender has elected to have the October 11th Short-Term Note repaid and the Company has reached an agreement with the holder of the October 11th Short-Term Note to extend the maturity date. For the year ended March 31, 2018, the Company recognized $1,452 in interest expense and recorded $1,452 in accrued interest expense. The principal balance outstanding as of March 31, 2018 was $31,000 and the Company recorded $1,452 in accrued interest.

On November 9, 2017, the Company issued a convertible short-term promissory note (the “November 9th Short-Term Note”) to a lender which advanced the Company $15,000. Interest on such note accrued at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the November 9th Short-Term Note was due and payable by the Company on the 120-day anniversary date of such note, or March 9, 2018. On March 15, 2018, the holder of the November 9th Short-Term Note elected to convert the principal balance of $15,000 plus accrued interest of $780 into 78,900 shares of common stock at $0.20 per share. For the year ended March 31, 2018, the Company recognized $780 in interest expense. The principal balance outstanding as of March 31, 2018 was $0 and the Company recorded $0 in accrued interest. The shares of common stock were not issued as of March 31, 2018. See Note 16. – Subsequent Events.

On December 13, 2017, the Company issued a series of convertible short-term promissory notes (the “December 13th Short-Term Notes”) to lenders which advanced the Company an aggregate of $77,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock (as discussed below), the principal and accrued interest on the December 13th Short-Term Note was due and payable by the Company on the ninety-day anniversary date of such note, or March 13, 2018. The Company has the option to extend the maturity date of the December 13th Short-Term Notes to the 240-day anniversary date of such note, or August 10, 2018, if the lenders elected to have this note repaid. The lenders have elected to have the December 13th Short-Term Notes repaid. For the year ended March 31, 2018, the Company recognized $2,256 in interest expense and recorded $2,256 in accrued interest expense. The aggregate principal balance outstanding as of March 31, 2018 was $77,000 and the Company recorded $0 in accrued interest.

On February 27, 2018, the Company issued a convertible short-term promissory note (the “February 27th Short-Term Note”) to the president of the Company who advanced the Company $120,000. The February 27th Short-Term Note was a non-interest bearing note, convertible into common stock of the Company at the closing stock price per share on the date of the conversion. Unless earlier converted into the Company’s common stock (as discussed below), the principal of the February 27th Short-Term Note was due and payable by the Company on the 120-day anniversary date of such note, or June 27, 2018. On May 4, 2018, the holder of the February 27th Short-Term Note elected to convert the principal balance of $120,000 into 6,000,000 shares of common stock at the closing stock price on that date of $0.02 per share. The principal balance outstanding as of March 31, 2018 was $120,000 and the Company recorded $0 in accrued interest.

Due to the nature of the issued convertible notes payable notes described below, the Company determined that the conversion feature requires classification as an embedded derivative. The accounting treatment requires that the Company record at fair value at inception as a liability and to fair value as of each subsequent reporting date which at March 31, 2018 was $54,382.

The fair values of the embedded derivatives at issuance of the convertible notes payable were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 228.13% to 260.33%, (3) weighted average risk-free interest rate of 0.44% to 1.73%, (4) expected lives of 0.25 to 0.49 years, and (5) estimated fair value of the Company’s common stock from $0.45 to $1.50 per share.

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Auctus Fund LLC notes payable	$661,700	$-
EMA Financial LLC	722,593	-
Total notes payable	1,384,293	-
Less current portion	(1,384,293)	-
Long term portion	$-	$-

Auctus Fund LLC

During the year ended March 31, 2018, the Company entered into Securities Purchase Agreements with Auctus Fund LLC (“Auctus”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500. On April 7, 2017, the Company issued Auctus a convertible promissory note in the principal amount of $175,000 (the “Auctus April Note”) and on May 15, 2017, the Company issued Auctus a convertible promissory note in the principal amount of $84,500 (the “Auctus May Note” and together with the Auctus April Note, the “Auctus Notes”). In connection with the issuance of the Auctus Notes, the Company issued five-year warrants (the “Auctus Warrants”) to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment.

The Auctus Notes bear interest at the rate of 12% per annum. Any amount of principal or interest on the Auctus Notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid (the “Auctus Default Interest”). All interest and principal must be repaid one year from the issuance date. The Auctus May Note was due on May 15, 2018 and the Auctus April Note was due on April 7, 2018. The Company has identified the embedded derivatives related to the Auctus Notes and Auctus Warrants. These embedded derivatives included certain conversion features and reset provisions.

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

All amounts due under the Auctus Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to, (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of common stock upon any conversion of the Auctus Notes, (iv) our breach of the covenants, representations or warranties pursuant to the Auctus Notes, (v) our appointment of a trustee, (vi) a judgment against us in excess of $100,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to comply with the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”), (x) the delisting of our common stock from the OTC Pink or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the issuance date of the Auctus Notes until such notes have been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to Auctus. We are required to pay an amount equal to 150% times the sum of the then outstanding principal amount of the Auctus Notes together with accrued interest thereon with Auctus Default Interest (collectively, the “Default Sum”) for failure to pay the principal amount of the Auctus Notes together with interest accrued thereon when due at the maturity date. In addition, we shall be required to pay Auctus $2,000 per day, for each day beyond the date that we are required to deliver shares of common stock to Auctus upon conversion of the Auctus notes.

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

On January 24, 2018, the Company and Auctus entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, among other things, the Company acknowledged an outstanding liability of $800,000 and agreed to (i) initially register for resale on a registration to be filed with the SEC 1,500,000 shares (the “Registrable Securities”) of the Company’s common stock issuable upon conversion of the Auctus Notes and (ii) upon sale of all of the Registrable Securities, register for resale on a registration statement to be filed with the SEC such additional shares of the Company’s common stock to be issued to Auctus pursuant to the terms of the Settlement Agreement. In addition, if the Company files a registration statement with the SEC, Auctus shall have the right to request that the Company register shares of common stock underlying warrants issued to Auctus. The parties have agreed to release the other party together with its predecessors, parents, affiliates, subsidiaries, divisions, successors and assigns and the respective trustees, officers, directors, agents, representatives, employees, principals, shareholder, heirs, executors, administrators, attorneys and assigns from any and all liability actions, claims, damages, expenses or costs of whatever nature related to or arising out of the April 7, 2017 and May 15, 2017 Securities Purchase Agreement and the Auctus Notes. In addition, the parties have agreed to cause a Stipulation of Dismissal with Prejudice to be filed with respect to the action commenced by Auctus in the United States District Court for the District of Massachusetts (Dkt. No. 1:17-CV-12329-LTS).

In connection with the settlement, the Company recognized loss on settlement of debt of $1,361,991 comprised of the increase in face value of the outstanding debt, accumulated interest and penalties of $540,500 and $821,491 in fair value of the conversion option.

During the year ended March 31, 2018, the Company issued an aggregate of 1,075,000 shares of its common stock in settlement of $138,300 outstanding principle amount of the Auctus Notes. At March 31, 2018, the outstanding balance of the Auctus Notes was $661,700.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Auctus Notes and to fair value as of each subsequent reporting date which at March 31, 2018 was $670,880 and $14,927 for the debt derivative and warrant liability, respectively. At the inception of the Auctus Notes, the Company determined the aggregate fair value of $811,555 and $423,011 of the embedded debt derivatives and warrant liability, respectively.

EMA Financial LLC

During the year ended March 31, 2018, the Company entered into Securities Purchase Agreements with EMA Financial LLC (“EMA”) for the sale of 12% convertible promissory notes in aggregate principal amount of $259,500. On April 10, 2017, the Company issued EMA a convertible promissory note in the principal amount of $175,000 (the “EMA April Note”) and on May 15, 2017, the Company issued EMA a convertible promissory note in the principal amount of $84,500 (the “EMA May Note” and together with the EMA April Note, the “EMA Notes”). In connection with the issuance of the EMA Notes, the Company issued five-year warrants (the “EMA Warrants”) to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share, subject to adjustment.

The EMA Notes bear interest at the rate of 12% per annum. Any amount of principal or interest on the EMA Notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid (the “EMA Default Interest”). All interest and principal must be repaid one year from the issuance date. The EMA May Note was due on May 15, 2018 and the EMA April Note was due on April 7, 2018. The Company has identified the embedded derivatives related to the EMA Notes and EMA Warrants. These embedded derivatives included certain conversion features and reset provisions.

The EMA May Note is convertible into shares of the Company’s common stock at any time on or after 180 days following May 15, 2017 at the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 50% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the date of conversion. If the Company fails to register the shares of common stock underlying the EMA May Note within 180 days of the closing date, the conversion price will be permanently reduced to: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 50% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the conversion date. As of December 31, 2017, the Company had not registered the shares of common stock underlying the EMA May Note.

The EMA April Note is convertible into shares of the Company’s common stock at any time on or after 180 days following April 10, 2017 at the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 60% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the date of conversion. If the Company fails to register the shares of common stock underlying the EMA May Note within 180 days of the issue date, the conversion price will be permanently reduced to: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date and (ii) 40% of the lowest sale price for the common stock on the principal market during the 25 consecutive trading days immediately preceding the conversion date. As of March 31, 2018, the Company had not registered the shares of common stock underlying the EMA April Note.

EMA does not have the right to convert the EMA Notes into shares of the Company’s common stock if such conversion would result in EMA’s beneficial ownership exceeding 4.99% of our outstanding common stock at such time.

All amounts due under the EMA Notes become immediately due and payable by the Company upon the occurrence of an event of default, including but not limited to, (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of common stock upon any conversion of the EMA Notes, (iv) our breach of the covenants, representations or warranties pursuant to the EMA Notes, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to comply with the reporting requirements of the Exchange Act, (x) the delisting of our Common Stock from the OTC Pink or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the issuance date of the EMA Notes until the EMA Notes have been paid in full, or (xi) our effectuation of a reverse stock split without ten days prior written notice to EMA. We are required to pay an amount equal to 150% times the sum of the then outstanding principal amount of the EMA Notes together with accrued interest thereon with EMA Default Interest (collectively, the “EMA Default Sum”) for failure to pay the principal amount of the EMA Notes together with interest accrued thereon when due at the maturity date. In addition, we shall be required to pay EMA $1,000 per day, for each day beyond the date that we are required to deliver shares of common stock to EMA upon conversion of the EMA notes. If at any time the Company enters into any capital raising transaction, including without limitation an equity line transaction, a loan transaction or the sale of shares of common stock or securities convertible into or exercisable or exchangeable for common stock, then five trading days following the closing of such subsequent financing, at least 60% of the gross proceeds therefrom shall be paid to EMA to redeem a portion of the EMA Notes pursuant to the terms thereof.

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

On March 15, 2018, the Company entered into a settlement agreement with EMA pursuant to which the Company agreed to accept a settlement amount sufficient to enable EMA to realize $800,000 in total principal due from the net sale proceeds of the Company’s common stock (the “EMA Settlement Amount”). EMA shall have the right to convert the EMA Settlement Amount pursuant to the terms of the EMA Notes; provided, however, until such time that the EMA Settlement Amount has been realized in full, EMA may only sell the greater of (i) 18% of the average daily trading volume of the Company’s common stock or (ii) $2,500 in net daily transaction value on a daily basis. In the event EMA does not realize at least $500,000 in net sale proceeds by July 11, 2018, the settlement amount will increase by $35,000 for each month EMA does not realize $500,000. EMA must realize the entire EMA Settlement Amount by December 13, 2018 or the Company will be considered in default of the terms of the settlement agreement. In the event that EMA realizes an amount in excess of the EMA Settlement Amount, EMA shall be entitled to retain such excess amount.

During the year ended March 31, 2018, the Company issued an aggregate of 1,900,000 shares of its common stock in settlement of $84,657 outstanding principle amount of the EMA Notes. At March 31, 2018, the outstanding balance of the EMA Notes was $722,593.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of EMA Notes and to fair value as of each subsequent reporting date which at March 31, 2018 was $732,618 and $14,927 for the debt derivative and warrant liability, respectively. At the inception of the EMA Notes, the Company determined the aggregate fair value of $979,651 and $419,280 of the embedded debt derivatives and warrant liability, respectively.

Summary:

The Company has identified the embedded derivatives and warrant liability related to the Auctus Notes and EMA Notes and related issued warrants. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at March 31, 2018 was $1,403,498 and $29,854 for the debt derivative and warrant liability, respectively.

The fair value of the embedded derivatives and warrant liability at issuance of the Auctus Notes and EMA Notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 227.16% to 245.63%, (3) weighted average risk-free interest rate of 1.07% to 1.92%, (4) expected lives of 0.25 to 5.00 years, and (5) estimated fair value of the Company’s common stock from $0.06 to $3.74 per share.

The initial fair value of the embedded debt derivative and warrant liability in aggregate of $2,633,498 was allocated as a debt discount up to the proceeds of the EMA Notes ($470,500) with the remainder ($2,162,998) charged to current period operations as interest expense. For the year ended March 31, 2018, the Company amortized an aggregate of $519,000 of debt discounts to current period operations as interest expense.

9. DERIVATIVE LIABILITIES

Warrant liability

In fiscal 2017, in connection with the issuance of the Auctus Notes and EMA Notes, as discussed in Note 8, the Company issued five-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At March 31, 2018, the fair value of the reset provision related to the embedded warrant liability of $29,854 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 245.63%; risk free rate: 2.56%; and expected life: 4.02 to 4.13 years. The Company recorded a gain on change in warrant liabilities of $812,437 during the year ended March 31, 2018.

Convertible notes

During the year ended March 31, 2018, the Company issued convertible promissory notes.

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

The fair value of the embedded derivatives at March 31, 2018, in the amount of $1,588,342, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 245.63%, (3) weighted average risk-free interest rate of 1.63% to 1.73%, (4) expected lives of 0.01 to 0.33 years, and (5) estimated fair value of the Company’s common stock of $0.06 per share. The Company recorded a gain on change in derivative liabilities of $1,113,441 during the year ended March 31, 2018.

Based upon ASC 840-15-25 (Emerging Issues Task Force, or EITF, Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

10. FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC subtopic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

As of March 31, 2018 and 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of March 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warranty liabilities as of March 31, 2018, in the amount of $1,618,196 have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2018:

	Warrant Liability	Debt Derivative
Balance, March 31, 2017	$-	$-
Total (gains) losses
Initial fair value of debt derivative at note or warrant issuance	842,291	2,792,128
Initial fair value of conversion option in connection with debt modification	-	1,564,479
Reclassify to equity upon payoff or conversion of note	-	(1,654,824)
Mark-to-market at March 31, 2018:	(812,437)	(1,113,441)
Balance, March 31, 2018	29,854	1,588,342
Net gain for the period included in earnings relating to the liabilities held at March 31, 2018	$812,437	$1,113,441

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 100% from April 7, 2017 to March 31, 2018. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The estimated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

11. PREFERRED STOCK

On March 27, 2018, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which it issued an investor 103,000 shares of its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) in consideration for $103,000.

The terms of the shares of the Series A Preferred Stock are set forth in the Series A Convertible Preferred Stock Certificate of Designations, Preferences, Rights and Limitations (the “Series A COD”) filed with the Nevada Secretary of State on March 28, 2018.

The Series A Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, in each case ranks senior with respect to the Company’s common stock and junior with respect to all existing and future indebtedness of the Company. The Series A Preferred Stock have a liquidation preference of $1.00 per share, subject to adjustment (the “Stated Value”). Each share of Series A Preferred Stock shall receive an annual 12% cumulative dividend, compounded daily, payable solely upon redemption, liquidation or conversion; provided, however, upon the occurrence of an Event of Default (as defined in the Series A COD), the dividend rate shall increase to 22%. Except as set forth in the Series A COD, the Series A Preferred Stock have no voting rights with respect to any matters requiring shareholder approval. So long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative approval of the holders of a majority of the shares of Series A Preferred Stock then outstanding voting together as a class: (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Series A COD, (ii) authorize or create any class of stock ranking as to distribution of dividends senior to the Series A Preferred Stock, (iii) amend its Articles of Incorporation, as amended, or other charter documents in breach of any of the provisions of the Series A COD, (iv) increase the authorized number of shares of Series A Preferred Stock, (v) liquidate, dissolve or wind-up the business and affairs of the Company, or effect any Deemed Liquidation Event (as defined in the Series A COD), or (vi) enter into any agreement with respect to any of the foregoing.

The Company shall have the right at any time from the period beginning on the date of issuance of the Series A Preferred Stock (the “Issuance Date”) until 180 days from the Issuance Date to redeem all or any portion of the Series A Preferred Stock at the Redemption Percentage (as defined in the Series A COD) provided that an Event of Default has not occurred. On the date which is twelve months following the Issuance Date or upon the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series A Preferred Stock which have not been previously redeemed or converted. Within five days of the Mandatory Redemption Date, the Company shall pay each holder of an amount in cash equal to the total number of shares of Series A Preferred Stock held by such holder multiplied by the Stated Value.

The holders of Series A Preferred Stock shall have the right to convert the Series A Preferred Stock preferred stock into shares of the Company’s common stock at the Variable Conversion Price (as defined in the Series A COD) at any time during the period beginning on the date which is six months after the Issuance Date; provided, however, the Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that, as a result of such conversion, such holder would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Series A Preferred Stock.

The Company has identified the embedded derivatives related to the preferred stocks. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the issuance and to fair value as of each subsequent reporting date which at March 31, 2018 was $130,462.

The fair value of the embedded derivatives at issuance of the preferred stock was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 243.74%, (3) weighted average risk-free interest rate of 2.10%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.10 per share.

As of March 31, 2018, the Series A Preferred Stock was not funded to the Company and the Company reported Preferred Stock Receivable under Current Assets. See Note 16. – Subsequent Events.

12. STOCKHOLDERS’ EQUITY AND CONTRIBUTED CAPITAL

Recent Sale of Securities

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. As of March 31, 2018 and 2017, the Company had 103,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2018 and 2017, the Company had 34,198,917 and 24,666,182 shares of common stock issued and outstanding, respectively.

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

In February 2018, the Company issued an aggregate of 808,750 shares of common stock at an average price of $0.40 per share, upon the conversion of convertible notes and accrued interest thereon of $323,100.

In March 2018, the Company issued an aggregate of 2,935,000 shares of common stock at an average price of $0.07 per share, upon the conversion of convertible notes and accrued interest thereon of $212,200.

As of March 31, 2018, the Company had $248,379 in common stock payable for an aggregate of 762,098 shares of common stock to be issued. During the year ended March 31, 2018, the Company did not issue shares of common stock for the following transactions: (i) the Company sold an aggregate of 375,000 shares of common stock, resulting in gross proceeds of $108,000 at an average price of $0.29 per share, (ii) an aggregate of 206,098 shares of common stock issuable upon the conversion of convertible notes payable and accrued interest in the amount of $79,379 at an average conversion price of $0.39 per share, (iii) an aggregate of 181,000 shares of common stock issuable to various individuals for services valued at $61,000 or an average price of $0.34 per share. These shares of common stock have been issued as of the date of this filing. See Note 16. – Subsequent Events

As of March 31, 2018, there were no stock options granted, warrants to purchase up to 250,000 shares of the Company’s common stock outstanding as granted in the convertible notes financing and warrants to purchase up to 328,668 shares of the Company’s common stock outstanding issued together with the 164,334 shares of common stock sold at $1.50 per share during the year ended March 31, 2018. For each common stock sold, the investors received one warrant to purchase one share of common stock exercisable at $2.50 per share for one year from the date of sale and one warrant to purchase one share of common stock exercisable at $5.00 per share for three years from the date of sale.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

13. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), which significantly modified U.S. corporate income tax law, was signed into law by President Trump. The TCJA contains significant changes to corporate income taxation, including, but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded the necessary provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing, but is reviewing the TCJA’s potential ramifications.

At March 31, 2018 and 2017, the Company had estimated federal operating loss (“NOL”) carry forwards of $3,094,685 and $1,926,288, respectively, which begins to expire in 2036.

The Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code of 1983, as amended (the “Code”) Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code or could be eliminated completely.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 35% plus state tax rate of 5% (total 25% and 39% tax rate) for the years ended March 31, 2018 and 2017, respectively, to net loss before provision for income taxes for the following reasons:

	March 31, 2018	March 31, 2017
Income tax benefit at statutory rate	$(1,859,885)	$(940,630)
Net deferred tax asset	1,859,885	940,630
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2018	March 31, 2017
NOL carryover	$(12,378,730)	$(4,939,194)
Total deferred tax assets	3,094,685	1,926,288
Valuation allowance	(3,094,685)	(1,926,288)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2018 and 2017 was $3,094,685 and $1,926,288, respectively, which will begin to expire 2036. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2018 and 2017 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2018 and 2017:

	2018	2017
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(4.00)%	(4.00)%
Change in valuation allowance	39.0%	39.0%
Effective tax rate	0.0%	0.0%

The Company has not filed required Federal, state or local tax returns from its date of inception, including Subsidiary related tax returns. All years, since inception remain open to tax audit by federal, state or local jurisdictions.

14. RELATED PARTY TRANSACTIONS

The Company’s related parties are First Harvest Financial, Inc. (“FHF”) and The Great American Rolling Paper Company (“GARP”), First Harvest Corp. (“FHC”), Lexington Tech Ventures Management, LLC (“Lexington”), Cannavoices, FHA and HKA Digital Limited (“HKA”) by common ownership and management.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the years ended March 31, 2018 and 2017, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates.

For the years ended March 31, 2018 and 2017, the related parties have been reimbursed the following for management and subcontractor fees, respectively: (a) FHF - $36,430 and $174,600, (b) GARP - $18,900 and $80,693 and contributed to the Company an aggregate of $57,515, (c) FHC - $0 and $200, and (d) Lexington - $0 and $3,000.

The Company incurred rent expense to FHF of $60,000 and $97,312 for the years ended March 31, 2018 and 2017, respectively. The Company has no formal lease with FHF.

The Company incurred rent expense to Cannavoices of $0, and $28,953 for the years ended March 31, 2018 and 2017, respectively. The Company has no formal lease with Cannavoices.

On September 1, 2016, the Company entered into a share exchange agreement with FHA, a consolidated VIE of the Company, whereby all the issued and outstanding capital stock of FHA was acquired by the Company in exchange for 1,334,262 newly issued shares of the Company’s common stock. FHA shares were exchanged on a one-for-one basis with shares of the Company’s common stock.

The majority shareholder of the related parties described above is the Chief Executive Officer, President, Chairman of the Board and largest shareholder of the Company. He was paid $387,643 and $270,571 by the Company as a subcontractor for the years ended March 31, 2018 and 2017, respectively. He currently has no formal compensation agreement. He is currently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into a game development and licensing agreement with HKA on October 2, 2015 (the “Development Agreement”). HKA is majority owned by a member of the Board of Directors of the Company. The Company paid HKA $199,000 and $575,400 for the years ended March 31, 2017 and 2018, respectively. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work. Effective August 1, 2017, the Company awarded this director 650,000 shares of restricted common stock for services valued at $650,000 at $1.00 per share for his services to the Company as its Chief Technology Officer, Executive Vice President and member of the Board of Directors.

15. COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters that were deemed material to the financial statements as of March 31, 2018, except the following:

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

On January 24, 2018, the Company and Auctus entered the Settlement Agreement with respect to the dismissal of the complaint filed by Auctus in the United States District Court, District of Massachusetts (Dkt. No. 1:17-cv-12329-LTS) against the Company. Among other things, the Company acknowledged an outstanding liability of $800,000 convertible into common shares of the Company on the same terms of the original Auctus Notes. See Note 8. – Convertible Notes Payable.

On March 15, 2018, the Company and EMA entered into a settlement agreement with respect to the dismissal of the complaint filed by EMA in the United States District Court, Southern District of New York (Case No.: 1:17-cv-08072) against the Company. Among other things, the Company acknowledged an outstanding liability of $800,000 convertible into common shares of the Company on the same terms of the original EMA Notes. See Note 8. – Convertible Notes Payable.

16. SUBSEQUENT EVENTS

Preferred Stock

On April 4, 2018, the Company received the proceeds of $103,000 from the Series A Preferred Stock financing. See Note 11. – Preferred Stock.

Convertible Promissory Notes Payable

On April 9, 2018, the Company repaid the holder of the October 11th Short-Term Note the principal balance of $4,000 plus accrued interest of $187. The principal balance outstanding as of the date of these financial statements is $0.

On May 4, 2018, the holder of the February 27th Short-Term Note, who is the president of the Company, elected to convert the principal balance of $120,000 into 6,000,000 shares of common stock at the closing stock price on that date of $0.02 per share. The principal balance outstanding as of the date of these financial statements is $0.

Common Stock

During the year ended March 31, 2018, the Company did not issue common shares for the following transactions: (i) the Company sold an aggregate of 375,000 shares of common stock, at an average price of $0.29 per share for gross proceeds of $108,000, (ii) an aggregate of 206,098 shares of common stock issuable upon the conversion of convertible notes payable and accrued interest in the amount of $79,379 at an average conversion price of $0.39 per share, (iii) an aggregate of 181,000 shares of common stock issuable to various individuals for services valued at $61,000 or an average price of $0.34 per share. These shares of common stock were previously listed under Common Stock Payable and have now been issued as of the date of this filing.

During the period from April 1, 2018 through the date of these financial statements, the Company issued an aggregate of 1,374,833 shares of common stock to various individuals for services valued at $27,497 at $0.02 per share.

During the period from April 1, 2018 through the date of these financial statements, the Company issued an aggregate of 1,300,000 shares of common stock to two directors for their services to the board valued at $26,000 at $0.02 per share.

During the period from April 1, 2018 through the date of these financial statements, the Company issued an aggregate of 7,071,400 shares of common stock at an average price of $0.01 per share, upon the conversion of convertible notes and accrued interest thereon of $70,846 related to the settlement agreements with EMA and Auctus.

During the period from April 1, 2018 through the date of these financial statements, the Company approved the issuance of 4,000,000 shares of common stock for services valued at $80,000 at $0.02 per share. The shares of common stock have not been issued as of July 12, 2018.

During the period from April 1, 2018 through the date of these financial statements, the Company sold an aggregate of 40,000 shares of common stock, resulting in gross proceeds of $10,000 at $0.25 per share. The shares of common stock have not been issued as of July 12, 2018.

Corporate Action

On June 21, 2018, the Company filed a Definitive Information Statement (the “Information Statement”) with the SEC to notify the holders of shares of common stock of a corporate action to amended and restate the Company’s Articles of Incorporation to, among other things: (i) increase the authorized number of shares of common stock to 2,000,000,000 shares from 500,000,000 shares; (ii) increase the authorized number of shares of blank check preferred stock to 50,000,000 shares from 10,000,000 shares; (iii) specify the terms and restrictions of the issuance and designations of the authorized blank check preferred stock; and (iv) include provisions with respect to the indemnification of officers and directors of the Company. Pursuant to Rule 14c-2 under the Exchange Act, the proposals will not be adopted until a date at least 20 days after the date on which this Information Statement has been mailed to the Company’s stockholders as of May 15, 2018.

