Form 10-Q
period 2018-06-30
Arias Intel Corp.
filed 2018-08-24
CIK 1585755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company) Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

As of August 23, 2018 there were 50,707,248 shares of registrant’s common stock outstanding.

ARIAS INTEL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARIAS INTEL CORP.

Condensed Consolidated Balance Sheets

	June 30, 2018	March 31, 2018

ASSETS

CURRENT ASSETS
Cash	$8,708	$-
Prepaid expenses	25,508	28,323
Total current assets	34,216	28,323

OTHER ASSETS
Intellectual property, net	688,977	772,909
Total other assets	688,977	801,232

TOTAL ASSETS	$723,193	$801,232

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$514,469	$339,420
Bank overdraft	-	969
Derivative liability	3,788,884	1,588,342
Warrant liability	12,830	29,854
Convertible notes payable, net of debt discount of $13,285 and $46,527, respectively	1,529,562	1,591,165
Notes payable, net of debt discount of $0, respectively	600,000	600,000
Dividend payable	3,302	-
Total current liabilities	6,449,047	4,149,750

TOTAL LIABILITIES	$6,449,047	$4,149,750

COMMITMENTS AND CONTINGENCIES

Redeemable preferred stock, $0.001 par value, 10,000,000 shares authorized, 103,000 shares issued and outstanding as of 6/30/2018 and 3/31/2018, respectively, net of preferred stock discount of $76,192 and $101,871, respectively	$26,808	$1,129

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares authorized, 50,707,248 and 34,198,917 shares issued and outstanding as of 6/30/2018 and 03/31/2018, respectively	50,707	34,199
Preferred stock receivable, net	-	(95,000)
Common stock payable	151,600	248,379
Additional paid-in capital	14,335,875	13,745,080
Accumulated deficit	(20,290,844)	(17,282,305)
Total stockholders’ (deficit)	(5,752,662)	(3,349,647)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$723,193	$801,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIAS INTEL CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended	For The Three Months Ended
	June 30, 2018	June 30, 2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	468,379	1,334,724
General and administrative – Related Party	65,546	202,173
Research and development – Related Party	-	164,000

Total Operating Expenses	533,925	1,700,897

LOSS FROM OPERATIONS	(533,925)	(1,700,897)

OTHER INCOME/(EXPENSE)
Interest income, related party	-	1,500
Interest expense	(221,040)	(2,301,015)
Loss on change in derivative and warrant liability	(2,250,272)	(113,978)

Total other income/(expense)	(2,471,312)	(2,413,493)

NET LOSS ATTRIBUTABLE TO COMPANY	$(3,005,237)	$(4,114,390)

Preferred stock dividend	(3,302)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,008,539)	$(4,114,390)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	45,260,013	25,785,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIAS INTEL CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended	For The Three Months Ended
	June 30, 2018	June 30, 2017

OPERATING ACTIVITIES

Net loss	$(3,008,539)	$(4,114,390)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	83,932	-
Stock issued for services and expenses	169,097	1,067,477
Amortization of debt discount	81,069	(370,092)
Non-cash interest expense	114,091	-
Preferred stock discount	25,679	-
Increase in accrued dividend	3,302	-
Expenses incurred on the issuance of convertible notes payable	-	35,000
Increase in derivative and warrant liability	2,250,272	2,747,476
Changes in operating assets and liabilities:
Increase/(Decrease) in interest receivable, related party	-	(1,500)
Increase/(Decrease) in accounts payable and accrued expenses	60,959	(28,892)
Decrease in related party payable	-	(20,725)
Decrease in prepaid expenses	2,815	-
Decrease in other receivable	-	1,667

Net cash used in operating activities	(217,323)	(683,979)

INVESTING ACTIVITIES

Net cash used in investing activities	-	-

FINANCING ACTIVITIES

Bank overdraft	(969)	(771)
Proceeds from convertible notes payable	100,000	585,500
Repayments of convertible notes payable	(4,000)	(137,500)
Proceeds from sale of common stock	36,000	288,000
Proceeds from sale of preferred stock	95,000	-

Net cash provided by financing activities	226,031	735,229

NET INCREASE/(DECREASE) IN CASH	8,708	51,250

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$8,708	$51,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest	$-	$32,495
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock payable for services	$115,600	$-
Stock issued for settlement of notes and interest	$190,846	$224,094
Common stock payable issued during the year	$248,379	$-
Recapitalization	$-	(69,331)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIAS INTEL CORP.

Notes to condensed consolidated financial statements (unaudited)

1.	NATURE OF BUSINESS

Arias Intel Corp. (the “Company”) is a software publisher that creates, develops and publishes applications on multiple platforms including mobile, desktop, set-top box (Roku, Amazon Prime, etc.), and other devices, for social themed and casino games. The Company is an early stage company and has not generated any revenue as of June 30, 2018. The Company plans to generate revenue primarily through in-app purchases and cross-channel advertising.

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

The consolidated financial statements of the Company are those of the Company and its consolidated subsidiaries from the Closing Date and subsequent periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2018 and for the three months ended June 30, 2018 and 2017, respectively. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending March 31, 2019, or any other period. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of March 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on July 13, 2018.

2. GOING CONCERN AND MANAGEMENT’S PLAN

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenue and during the three months ended June 30, 2018 incurred a net loss of $3,008,539. The Company has an accumulated deficit of $20,290,844 as of June 30, 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. Additionally, the Company is actively seeking strategic alliances in order to accelerate its growth in the industry or seeking opportunities for the sale of its assets. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Cannavoices and FH Acquisition Corp. (“FHA”). All significant intercompany balances and transactions have been eliminated in consolidation

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. The reclassifications had no impact on net loss or total assets and liabilities.

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

Use of Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, derivative and warrant liability and the valuation allowance relating to the Company’s deferred tax assets.

Revenue Recognition

We have analyzed our revenue transactions in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 2014-09 “Revenues from Contracts with Customers” (Topic 606), including amendments thereto, and there was no material impact due to the transition from ASC 605 to ASU 2014-09. Our revenues are recognized when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. In discussion with management, we apply the following five steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue as the performance obligation is satisfied. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet. For the period from February 27, 2013 (inception) to June 30, 2018, the Company did not recognize any revenue.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the FASB ASC 718 “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid or accounted for until the three months ended June 30, 2018, when the Company began accounting for the annual 12% cumulative Series A Preferred Stock dividend, compounded daily, which is payable solely upon redemption, liquidation or conversion. At June 30, 2018 and 2017, the Company had accrued preferred stock dividend of $3,302 and $0, respectively. See Note 10. – Preferred Stock.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur any advertising expense for the three months ended June 30, 2018 and 2017, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less when purchased to be cash equivalents, to the extent the funds are not being held for investment purposes. At June 30, 2018 and 2017, the Company had no cash equivalents.

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

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with the issuance of debt and of embedded conversion options with convertible debentures. The Company evaluated these derivatives to assess their proper classification in the balance sheet as of June 30, 2018 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion and/or exercise features do not contain fixed settlement provisions. The convertible debentures contain a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Net Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Although there were common stock equivalents as of the three months ended June 30, 2018 and 2017, they were anti-dilutive.

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017
Net Loss	$(3,008,539)	$(4,114,390)
Weighted Average Shares	45,260,013	25,785,906
Net Loss Per share	$(0.07)	$(0.16)

The following financial instruments to account for potential dilutive common shares, were not included in the diluted loss per share calculation as of June 30, 2018 and 2017 because their effect was anti-dilutive:

	As of June 30
	2018	2017
Warrants to purchase Common Stock	578,668	541,667
Convertible notes	4,279,702	489,833
Preferred stock	10,223,325	-
Settlement Agreements (1)	176,391,064	-
Total	191,472,759	1,031,500

(1)	Settlement Agreements – Potential dilutive common shares based on conversion discounts to market price for shares held in reserve as required per the EMA Financial LLC and Auctus Fund LLC settlement agreements. See Note 7. - Convertible Notes Payable.

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of and for the three months ended June 30, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU 2017-12 provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. For public business entities, the amendments in ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. While the Company does not expect the adoption of ASU 2017-12 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-12 may have on its financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC 740, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, which would be the Company’s fiscal year ending March 31, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

4. ASSET PURCHASE AGREEMENT – INTELLECTUAL PROPERTY

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

As consideration for the IP Assets, the Company issued ISWI an aggregate of 2,000,000 shares of Company’s restricted common stock. The Company determined the valuation of the 2,000,000 shares should be at the most recent arms-length transaction price of $1.00 per share or $2,000,000 to reflect the fair value of the consideration purchased based on future earnings assumptions utilizing the IP Assets. The Company considers stock sales to independent investors to be a better indicator of the true fair value of the Company’s restricted common stock based on its limited trading market and lack of liquidity. The asset purchase was an arms-length transaction from an independent third party. The Company recorded the intangible IP Assets at the fair value of the consideration transferred of $2,000,000. The Company has determined to amortize the IP Assets over three years on a straight-line basis. For the three months ended June 30, 2018, the Company incurred $83,932 in amortization expense.

The Company accounts for and reports acquired goodwill under ASC subtopic 350-10, Intangibles-Goodwill and Other (“ASC 350-10”). In accordance with ASC 350-10, at least annually, the Company tests its IP Assets for impairment or more often if events and circumstances warrant. Any write-downs will be included in results from operations. As this software requires further development and has not been monetized by the Company, the value of the IP Assets was deemed partially impaired and written-down $757,685 as of March 31, 2018 based on the present value calculation of estimated future cash flows to account for the delays in development. The resulting loss was charged to Impairment Intellectual Property contained within Operating Expense on the income statement. The Company has determined to record the estimated fair value of the IP Assets as of March 31, 2018 at $772,909 and amortize it over the remaining useful life of twenty-five months based on the initial three-year straight-line amortization period. The Company estimates the IP Assets hold value for sale in-part or in-whole to a third party and is pursuing opportunities for development or licensing.

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

The outstanding principal of the promissory note at June 30, 2018 and March 31, 2018 was $600,000 and $600,000, respectively. For the three months ended June 30, 2018 and 2017, the Company recognized $22,500 and $22,500 in interest expense and amortization of debt discount of $0 and $1,667, respectively, included in interest expense in the accompanying statement of operations. As of June 30, 2018 and March 31, 2018, the Company recorded $105,000 and $82,500 in accrued interest expense, respectively.

6. CONVERTIBLE PROMISSORY NOTES PAYABLE

On September 29, 2017, the Company issued a convertible short-term promissory note (the “September 29th Short-Term Note”) to a lender which advanced the Company $10,000. Interest on such note accrues at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock, the principal and accrued interest on the September 29th Short-Term Note was due and payable by the Company on the 180-day anniversary date of such note, or March 28, 2018. The lender has elected to have the September 29th Short-Term Note repaid. Although the note is in default, management is in discussion with the holder of the September 29th Short-Term Note to extend the maturity date or modify the terms thereof. For the three months ended June 30, 2018, the Company recognized $250 in interest expense and recorded $250 in accrued interest expense. The principal balance outstanding as of June 30, 2018 was $10,000 and the Company recorded $751 in accrued interest.

On October 11, 2017, the Company issued a convertible short-term promissory note (the “October 11th Short-Term Note”) to a lender which advanced the Company $4,000. Interest on such note accrues at a rate of 10% per annum and was due at maturity. Unless earlier converted into the Company’s common stock, the principal and accrued interest on the October 11th Short-Term Note was due and payable by the Company on the 180-day anniversary date of such note, or April 9, 2018. On April 30, 2018 the Company repaid the October 11th Short-Term Note principal balance of $4,000 plus accrued interest of $200. For the three months ended June 30, 2018, the Company recognized $13 in interest expense.

On October 11, 2017, the Company issued a convertible short-term promissory note (the “October Short-Term Note”) to a lender which advanced the Company $31,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock, the principal and accrued interest on the October Short-Term Note was due and payable by the Company on the ninety-day anniversary date of such note, or January 9, 2018. The Company has the option to extend the maturity date of the October Short-Term Note to the 240-day anniversary date of such note, or June 8, 2018, if the lender elected to have this note repaid. The lender elected to have the October Short-Term Note repaid. Although the note is in default, management is in discussion with the holder of the October Short-Term Note to extend the maturity date or modify the terms thereof. For the three months ended June 30, 2018, the Company recognized $773 in interest expense and recorded $773 in accrued interest expense. The principal balance outstanding as of June 30, 2018 was $31,000 and the Company recorded $2,225 in accrued interest.

On December 13, 2017, the Company issued a series of convertible short-term promissory notes (the “December 13th Short-Term Notes”) to lenders which advanced the Company an aggregate of $77,000. Interest on such notes accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock, the principal and accrued interest on the December 13th Short-Term Notes was due and payable by the Company on the ninety-day anniversary date of such notes, or March 13, 2018. The Company has the option to extend the maturity date of the December 13th Short-Term Notes to the 240-day anniversary date of such notes, or August 10, 2018, if the lenders elected to have these notes repaid. The lenders have elected to have the December 13th Short-Term Notes repaid. For the three months ended June 30, 2018, the Company recognized $1,921 in interest expense and recorded $1,921 in accrued interest expense. The aggregate principal balance outstanding as of June 30, 2018 was $77,000 and the Company recorded $4,177 in accrued interest. See Note 14. – Subsequent Events.

On February 27, 2018, the Company issued a convertible short-term promissory note (the “February 27th Short-Term Note”) to the former president of the Company who advanced the Company $120,000. The February 27th Short-Term Note was a non-interest bearing note, convertible into common stock of the Company at the closing stock price per share on the date of the conversion. Unless earlier converted into the Company’s common stock, the principal of the February 27th Short-Term Note was due and payable by the Company on the 120-day anniversary date of such note, or June 27, 2018. On May 4, 2018, the holder of the February 27th Short-Term Note elected to convert the principal balance of $120,000 into 6,000,000 shares of the Company’s common stock at the closing stock price on that date of $0.02 per share. The principal balance outstanding as of June 30, 2018 was $0 and the Company recorded $0 in accrued interest.

On April 26, 2018, the Company issued a convertible short-term promissory note (the “April 26th Short-Term Note”) to a lender which advanced the Company $100,000. Interest on such note accrues at a rate of 10% per annum and is due at maturity. Unless earlier converted into the Company’s common stock, the principal of the April 26th Short-Term Note is due and payable by the Company on the 90-day anniversary date of such note, or July 25, 2018. The April 26th Short-Term Note can be converted by the holder at the 10-day average closing stock price per share on the date of the conversion. For the three months ended June 30, 2018, the Company recognized $1,781 in interest expense and recorded $1,718 in accrued interest expense. The principal balance outstanding as of June 30, 2018 was $100,000 and the Company recorded $1,781 in accrued interest. See Note 14. – Subsequent Events.

Due to the nature of the issued convertible notes payable notes described above, the Company determined that the conversion feature requires classification as an embedded derivative. The accounting treatment requires that the Company record at fair value at inception as a liability and to fair value as of each subsequent reporting date which at June 30, 2018 was $33,893.

The fair values of the embedded derivatives at issuance of the convertible notes payable were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 247.58% to 248.51%, (3) weighted average risk-free interest rate of 1.77% to 2.11%, (4) expected lives of 0.14 to 0.25 years, and (5) estimated fair value of the Company’s common stock from $0.0264 to $0.04 per share.

7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable to Auctus Fund LLC and EMA Financial LLC were comprised of the following as of June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Auctus Fund LLC	$646,024	$661,700
EMA Financial LLC	721,007	722,593
Total notes payable	1,367,031	1,384,293
Less current portion	(1,367,031)	(1,384,293)
Long term portion	$-	$-

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

On January 24, 2018, the Company and Auctus entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, among other things, the Company acknowledged an outstanding liability of $800,000 and agreed to (i) initially register for resale on a registration statement to be filed with the SEC 1,500,000 shares (the “Registrable Securities”) of the Company’s common stock issuable upon conversion of the Auctus Notes and (ii) upon sale of all of the Registrable Securities, register for resale on a registration statement to be filed with the SEC such additional shares of the Company’s common stock to be issued to Auctus pursuant to the terms of the Settlement Agreement. In addition, if the Company files a registration statement with the SEC, Auctus shall have the right to request that the Company register shares of common stock underlying warrants issued to Auctus. The parties have agreed to release the other party together with its predecessors, parents, affiliates, subsidiaries, divisions, successors and assigns and the respective trustees, officers, directors, agents, representatives, employees, principals, shareholder, heirs, executors, administrators, attorneys and assigns from any and all liability actions, claims, damages, expenses or costs of whatever nature related to or arising out of the April 7, 2017 and May 15, 2017 Securities Purchase Agreement and the Auctus Notes. In addition, the parties have agreed to cause a Stipulation of Dismissal with Prejudice to be filed with respect to the action commenced by Auctus in the United States District Court for the District of Massachusetts (Dkt. No. 1:17-CV-12329-LTS).

In connection with the settlement, the Company recognized loss on settlement of debt of $1,361,991 comprised of the increase in face value of the outstanding debt, accumulated interest and penalties of $540,500 and $821,491 in fair value of the conversion option.

During the three months ended June 30, 2018, the Company issued an aggregate of 4,871,400 shares of its common stock in settlement of $15,676 outstanding principle amount of the Auctus Notes. At June 30, 2018 and March 31, 2018, the outstanding balance of the Auctus Notes was $646,024 and $661,700, respectively.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Auctus Notes and to fair value as of each subsequent reporting date which at June 30, 2018 was $1,668,115 and $6,414 for the debt derivative and warrant liability, respectively. At the inception of the Auctus Notes, the Company determined the aggregate fair value of $811,555 and $423,011 of the embedded debt derivatives and warrant liability, respectively.

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

During the year ended June 30, 2018, the Company issued an aggregate of 2,200,000 shares of its common stock in settlement of $1,586 outstanding principle amount of the EMA Notes. At June 30, 2018, the outstanding balance of the EMA Notes was $721,007.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of EMA Notes and to fair value as of each subsequent reporting date which at June 30, 2018 was $1,861,730 and $6,415 for the debt derivative and warrant liability, respectively. At the inception of the EMA Notes, the Company determined the aggregate fair value of $979,651 and $419,280 of the embedded debt derivatives and warrant liability, respectively.

Summary:

The Company has identified the embedded derivatives and warrant liability related to the Auctus Notes and EMA Notes and related issued warrants. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of these notes and to fair value as of each subsequent reporting date which at June 30, 2018 was $3,529,845 and $12,830 for the debt derivative and warrant liability, respectively.

The fair value of the embedded derivatives and warrant liability at issuance of the Auctus Notes and EMA Notes, were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 237.66% to 249.19%, (3) weighted average risk-free interest rate of 1.77% to 2.60%, (4) expected lives of 0.25 to 3.78 years, and (5) estimated fair value of the Company’s common stock from $0.0231 to $0.21 per share.

The initial fair value of the embedded debt derivative and warrant liability in aggregate of $2,633,498 was allocated as a debt discount up to the proceeds of the EMA Notes ($470,500) with the remainder ($2,162,998) charged to current period operations as interest expense. For the three months ended June 30, 2018, the Company amortized an aggregate of $87,053 of debt discounts to current period operations as interest expense.

8. DERIVATIVE LIABILITIES

Warrant liability

In fiscal 2017, in connection with the issuance of the Auctus Notes and EMA Notes, as discussed in Note 7, the Company issued five-year warrants to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.00 per share with anti-dilutive (reset) provisions.

The Company has identified embedded derivatives related to the issued warrants. These embedded derivatives included certain anti-dilutive (reset) provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

At June 30, 2018, the fair value of the reset provision related to the embedded warrant liability of $12,830 was determined using the Binomial Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 248.15%; risk free rate: 2.60%; and expected life: 3.77 to 3.88 years. The Company recorded a gain on change in warrant liabilities of $17,025 during the three months ended June 30, 2018.

Convertible notes

During the year ended March 31, 2018 and three months ended June 30, 2018, the Company issued convertible promissory notes.

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

The fair value of the embedded derivatives at June 30, 2018, in the amount of $3,788,884, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 248.15%, (3) weighted average risk-free interest rate of 1.77% to 2.11%, (4) expected lives of 0.14 to 0.25 years, and (5) estimated fair value of the Company’s common stock of $0.0264 per share. The Company recorded a loss on change in derivative liabilities of $2,267,296 during the three months ended June 30, 2018.

Based upon ASC 840-15-25 (Emerging Issues Task Force, or EITF, Issue 00-19, paragraph 11), the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible promissory notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

As of June 30, 2018 and March 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Notes 7 and 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 8 and 9 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2018 and March 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warranty liabilities as of June 30, 2018, in the amount of $3,801,714 have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2018:

	Warrant Liability	Debt Derivative
Balance, March 31, 2018	$29,854	$1,588,342
Total (gains) losses
Initial fair value of debt derivative at note or warrant issuance	-	47,827
Reclassify to equity upon payoff or conversion of note	-	(114,581)
Mark-to-market at June 30, 2018:	(17,024)	2,267,296
Balance, June 30, 2018	12,830	3,788,884
Net gain for the period included in earnings relating to the liabilities held at June 30, 2018	$17,024	$(2,267,296)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 56% from April 1, 2018 to June 30, 2018. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

The Company has identified the embedded derivatives related to the preferred stocks. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the issuance and to fair value as of each subsequent reporting date which at June 30, 2018 was $225,146.

The fair value of the embedded derivatives at issuance of the preferred stock was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 248.15%, (3) weighted average risk-free interest rate of 2.11%, (4) expected life of .74 years, and (5) estimated fair value of the Company’s common stock of $0.01 per share.

11. STOCKHOLDERS’ EQUITY AND CONTRIBUTED CAPITAL

Recent Sale of Securities

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 30, 2018 and March 31, 2018, 103,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2018 and March 31, 2018, 50,707,248 shares and 34,198,917 shares of common stock were issued and outstanding, respectively.

During the year ended March 31, 2018, the Company did not issue common shares for the following transactions: (i) the Company sold an aggregate of 375,000 shares of common stock, at an average price of $0.29 per share for gross proceeds of $108,000, (ii) an aggregate of 206,098 shares of common stock issuable upon the conversion of convertible notes payable and accrued interest in the amount of $79,379 at an average conversion price of $0.39 per share, (iii) an aggregate of 181,000 shares of common stock issuable to various individuals for services valued at $61,000 or an average price of $0.34 per share. These shares of common stock were previously listed under Common Stock Payable and were issued during the three months ended June 30, 2018.

In April 2018, the Company issued an aggregate of 1,500,000 shares of common stock at an average price of $0.020 per share, upon the conversion of convertible notes and accrued interest thereon of $30,000.

In May 2018, the Company issued an aggregate of 375,000 shares of common stock previously recorded as Common Stock Payable as of March 31, 2018.

In May 2018, the Company issued an aggregate of 9,200,000 shares of common stock at an average price of $0.016 per share, upon the conversion of convertible notes and accrued interest thereon of $149,748.

In May 2018, the Company issued an aggregate of 2,250,000 shares of common stock at an average price of $0.020 to various individuals for services valued at $45,000 at $0.02 per share.

In June 2018, the Company issued an aggregate of 387,098 shares of common stock previously recorded as Common Stock Payable as of March 31, 2018.

In June 2018, the Company issued an aggregate of 2,371,400 shares of common stock at an average price of $0.005 per share, upon the conversion of convertible notes and accrued interest thereon of $11,098.

In June 2018, the Company issued an aggregate of 424,833 shares of common stock at an average price of $0.020 to various individuals for services valued at $8,497.

As of June 30, 2018, the Company had $151,600 in Common Stock Payable for an aggregate of 5,610,000 shares of common stock to be issued. During the three months ended June 30, 2018, the Company did not issue shares of common stock for the following transactions: (i) the Company sold an aggregate of 690,000 shares of common stock, resulting in gross proceeds of $36,000 at an average price of $0.052 per share, and (ii) an aggregate of 4,920,000 shares of common stock issuable to various individuals for services valued at $115,600 at an average price of $0.023 per share. These shares of common stock have not been issued as of the date of this filing.

For the three months ended June 30, 2018, there were no stock options granted or warrants issued. As of June 30, 2018, there are no stock options outstanding. As of June 30, 2018, the Company has granted warrants to purchase up to (i) 250,000 shares of the Company’s common stock outstanding as granted in the convertible notes financing, and (ii) warrants to purchase up to 328,668 shares of the Company’s common stock outstanding issued together with the 164,334 shares of common stock sold at $1.50 per share during the year ended March 31, 2018. For each share of common stock sold, the investors received one warrant to purchase one share of common stock exercisable at $2.50 per share for one year from the date of sale and one warrant to purchase one share of common stock exercisable at $5.00 per share for three years from the date of sale.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended and Regulation D thereunder for transactions not involving a public offering.

12. RELATED PARTY TRANSACTIONS

The Company’s related parties are First Harvest Financial, Inc. (“FHF”) and The Great American Rolling Paper Company (“GARP”) and HKA Digital Limited (“HKA”) by common ownership and management.

The related parties have provided certain management services and incurred expenses on behalf of the Company for the three months ended June 30, 2018 and 2017, including accounting, administration, management, marketing, IT support, rent, due diligence and evaluation of acquisition candidates.

For the three months ended June 30, 2018 and 2017, the related parties have been reimbursed or (credited) the following for management and subcontractor fees, respectively: (a) FHF - $0 and $31,600, and (b) GARP – ($500) and $38,500.

The Company incurred rent expense to FHF of $0 and $22,600 for the three months ended June 30, 2018 and 2017, respectively. The Company had no formal lease with FHF.

The majority shareholder of the related parties described above was the former Chief Executive Officer, President, Chairman of the Board and largest shareholder of the Company. He was paid $66,046 and $109,473 by the Company as a subcontractor for the three months ended June 30, 2018 and 2017, respectively. He had no formal compensation agreement with the Company. The Company’s Board of Directors accepted his resignation from his positions as Chief Executive Officer, President and Chairman of the Board on August 9, 2018.

The Company entered into a game development and licensing agreement with HKA on October 2, 2015 (the “Development Agreement”). HKA is majority owned by the Company’s current interim Chief Executive Officer and the sole member of the Board of Directors of the Company. The Company paid HKA $0 and $164,000 for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company has paid HKA an aggregate of $1,394,400 under the Development Agreement. The total value of the Development Agreement is $2,000,000 based on certain development parameters and ongoing scope of work.

13. COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There were no such matters that were deemed material to the financial statements as of June 30, 2018, except the following:

On August 21, 2017, Hit Sum to Me, LLC (“HSTM”) filed a complaint with the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida (Filing #61355697) against Cannavoices and Kevin Gillespie, the Company’s former Chief Executive Officer, President, Chairman of the Board. In the complaint HSTM indicates that on or about April 27, 2016, Cannavoices entered into a Loan Agreement with HSTM and Cannavoices issued a promissory note (the “HSTM Note”) in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Cannavoices and Kevin Gillespie granted HSTM a first priority security interest in all of the shares of common stock of Cannavoices (the “Cannavoices Stock”). The complaint alleges that Cannavoices breached the terms of the HSTM Note by failing to repay the principal balance of such note by July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late changes and costs of collection, including attorney’s fees. Pursuant to the complaint, HSTM requests (i) that a judgment be entered against Cannavoices for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (ii) that a judgment be entered against Kevin Gillespie for all amounts owed under the HSTM Note, including damages for principal and interest due under the HSTM Note, late fees and advances, (iii) that a judgment be entered against Kevin Gillespie for possession of the Cannavoices Stock and (iv) for reasonable attorneys’ fees. The Company filed an answer to the complaint on September 6, 2017. The Company cannot determine at this time whether the court will agree with the Company’s position, but the Company intends to litigate such allegations if a resolution cannot be agreed upon by the Company and HSTM. The action is still pending. See Note 5. – Note Payable.

14. SUBSEQUENT EVENTS

Convertible Promissory Notes Payables

On July 25, 2018, the April 26th Short-Term Note matured. Although the note is in default, management is in discussion with the holder of the April 26th Short-Term Note to extend the maturity date or modify the terms thereof.

On August 10, 2018, the December 13th Short-Term Notes matured. Although the notes are in default, management is in discussion with the holders of the December 13th Short-Term Notes to extend the maturity date or modify the terms thereof.

Preferred Stock

On August 17, 2018, the Company received the proceeds of $58,000 from a Series A Preferred Stock financing. The terms of the financing are the same as the preferred stock issued on March 27, 2018. See Note 10. – Preferred Stock.

Common Stock

During the period from July 1, 2018 through the date of these financial statements, the Company approved the issuance of an aggregate of 185,000 shares of common stock for services valued at $7,400 at $0.04 per share. The shares of common stock have not been issued as of August 23, 2018.

During the period from July 1, 2018 through the date of these financial statements, the Company sold 52,500 shares of common stock, resulting in gross proceeds of $2,100 at $0.04 per share. The shares of common stock have not been issued as of August 23, 2018.

Corporate Action

On June 21, 2018, the Company filed a Definitive Information Statement (the “Information Statement”) with the SEC to notify the holders of shares of common stock of a corporate action to amended and restate the Company’s Articles of Incorporation to, among other things: (i) increase the authorized number of shares of common stock to 2,000,000,000 shares from 500,000,000 shares; (ii) increase the authorized number of shares of blank check preferred stock to 50,000,000 shares from 10,000,000 shares; (iii) specify the terms and restrictions of the issuance and designations of the authorized blank check preferred stock; and (iv) include provisions with respect to the indemnification of officers and directors of the Company. Pursuant to Rule 14c-2 under the Exchange Act, the proposals will not be adopted until a date at least 20 days after the date on which this Information Statement has been mailed to the Company’s stockholders as of May 15, 2018. As of June 30, 2018, none of the foregoing proposals have been adopted.

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

Business Overview

Arias Intel Corp. (the “Company”) is a software publisher that creates, develops and publishes applications on multiple platforms including mobile, desktop, set-top box (Roku, Amazon Prime, etc.), and other devices, for social themed and casino games. The software is developed and produced in partnership with Unity, Unreal and in-house source code using state-of-the-art technology with a themed-focus to generate social awareness and discussion of relevant, contemporary issues. The games serve as a sales platform that use a viral marketing strategy to leverage media to build a user base and lower acquisition costs, while generating a revenue stream from in-app purchases and cross-channel advertising.

The Company is an early stage company and has not generated any revenue as of June 30, 2018. The Company plans to generate revenue primarily through in-app purchases and cross-channel advertising. We intend to use our platform to build our subscriber base and boost users’ engagement within our applications to gather analytics and target advertising directly to users based on their preferences. We are also exploring opportunities to expand a suite of mobile games and apps that target similar audience demographics. We may explore other opportunities through the acquisition of operating companies, asset purchases or internal development. Additional information on the Company may be found on our website: https://ariasintel.com.

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

The consolidated financial statements of the Company are those of the Company and its consolidated subsidiaries from the Closing Date and subsequent periods.

Results of Operations

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2018 and 2017.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2018 were $533,925, as compared to $1,700,897 for the three months ended June 30, 2017, a decrease of $1,166,972, or 68.6%. This decrease was primarily due to the decrease in subcontractor fees and general operating expenses paid under general and administrative expenses.

General and administrative expenses for the three months ended June 30, 2018 were $468,379, a decrease of $866,345 or 64.9%, from $1,334,724 for the three months ended June 30, 2017. This decrease was primarily due to a decrease in subcontractor fees and lower operating costs for the three months ended June 30, 2018 as we scaled back operations due to insufficient of cash flow.

During the three months ended June 30, 2018, we incurred non-cash compensation expense to subcontractors of $169,097 as part of general and administrative expenses, referenced above, by issuing shares of common stock to various individuals as an incentive for participating in our operations and development, a decrease of $898,380 or 84.2%, from $1,067,477 for the three months ended June 30, 2017. The decrease was primarily due to the Company’s low stock price and avoiding additional dilution by issuing shares at the low valuation. We also scaled back operations during the three months ended June 30, 2018 and did not utilize project management services as used for the three months ended June 30, 2017.

General and administrative expenses to related parties for the three months ended June 30, 2018 were $65,546, a decrease of $136,627 or 67.6%, from $202,173 for the three months ended June 30, 2017. The decrease was primarily due to insufficient cash flow, not renting office space from the related party and paying lower management fees to the related party.

Research and development expenses to related parties for the three months ended June 30, 2018 were $0, a decrease from $164,000 for the three months ended June 30, 2017. The decrease was primarily due to insufficient cash flow to incur new development expenses. Our research and development expenses to related parties are for our outside mobile gaming application development costs for Hemp Inc performed by HKA.

Total Other Income/(Expense). Total other expenses for the three months ended June 30, 2018 were $2,471,312, as compared to $2,413,493 for the three months ended June 30, 2017, an increase of $57,819, or 2.4%. This increase was primarily due to the increase in non-cash loss on change in derivative and warrant liability net with a decrease in interest expense related to the accounting treatment for the convertible notes payable to two institutions and their subsequent settlement in the aggregate amount of $1,600,000 (collectively, the “Convertible Notes Payable”), as further explained in the notes to the financial statements.

Interest income for the three months ended June 30, 2018 was $0 compared to $1,500 for the three months ended June 30, 2017. The decrease was due to the write-off of the $100,000 convertible note receivable as of March 31, 2018 based on our review for collectability.

Total interest expense for the three months ended June 30, 2018 was $221,040, a decrease of $2,079,975 or 90.4%, from $2,301,015 for the three months ended June 30, 2017. This decrease was primarily due to non-cash interest expenses related to the accounting treatment for embedded debt derivative and warrant liability charges for the Convertible Notes Payable for the inception of these notes during the three months ended June 30, 2017.

The Company incurred a loss on the change in the derivative and warrant liability for the three months ended June 30, 2018 of $2,250,272, an increase of $2,136,294 or 1,874.3%, compared to $113,978 for the three months ended June 30, 2017. The increase in the loss on the change in the derivative and warrant liability was primarily due to the decrease in the stock price and between the periods. For the three months ended June 30, 2018, the stock price was declining, which increased the derivative liability and the correspondingly increases the loss on the change in derivative liability.

Net Loss Attributable to Company. As a result of the foregoing, the net loss attributable to Company for the three months ended June 30, 2018 was $3,005,237, a decrease of $1,109,153 or 27.0%, compared to $4,114,390 for the three months ended June 30, 2017.

Net Loss Attributable to Common Shareholders. For the three months ended June 30, 2018, the Company accounted $3,302 for the annual 12% cumulative Series A Preferred Stock dividend, compounded daily, which is payable solely upon redemption, liquidation or conversion, compared to $0 for the three months ended June 30, 2017. As a result of the foregoing, the net loss attributable to common shareholders for the three months ended June 30, 2018 was $3,008,539 or $0.07 per common share, basic and diluted, a decrease of $1,105,851 or 26.9%, compared to $4,114,390 or $0.16 per share, basic and diluted, for the three months ended June 30, 2017.

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

Arias Intel Corp.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017

GAAP NET LOSS	$(3,008,539)	$(4,114,390)
Non-GAAP adjustments:
Add Non-Cash Charges:
Non-cash amortization expense	$83,932	$-
Non-cash stock-based compensation and expenses	169,097	1,067,477
Non-cash interest expenses	114,091	-
Non-cash amortization of debt discount	81,069	(370,092)
Non-cash preferred stock discount	25,679	-
Non-cash expense on the issuance of convertible notes payable	-	35,000
Increase in accrued dividend	3,302	-
Non-cash loss for change in the fair value of derivative	2,250,272	2,747,476
Total Non-Cash Charges	$2,727,442	$3,479,861

Non-GAAP Net Loss	$(281,097)	$(634,529)

Non-GAAP Earnings (Loss) Per Share	$(0.01)	$(0.02)

Going Concern

Our independent registered public accounting firm stated that our financial statements for the three months ended June 30, 2018 and 2017 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have not generated revenue and incurred a net loss of $3,008,539 for the three months ended June 30, 2018. We had an accumulated deficit of $20,290,844 as of June 30, 2018, expect to generate net losses for the near future, and require additional financing to fund future operations. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure.

Our operations have not yet resulted in revenue generation and we have financed our activities using equity and debt financings. Our ability to continue as a going concern is subject to our ability to achieve and maintain profitable operations or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from various financial institutions or private sources. Our lack of revenue and continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. While we continually look for additional financing sources, the procurement of outside funding is difficult and there can be no assurance that such financing will be available on terms acceptable to us, if at all.

These conditions raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2018 compared to March 31, 2018:

	June 30, 2018	March 31, 2018	Change
Current Assets	$34,216	$28,323	$5,893
Current Liabilities	$6,449,047	$4,149,750	$2,299,297
Working Capital Deficiency	$(6,414,831)	$(4,121,427)	$(2,293,404)

As of June 30, 2018 and March 31, 2018, we had a working capital deficiency of $6,414,831 and $4,121,427, respectively, an increase of $2,293,404 or 55.6%. The increase in working capital deficiency was primarily due to the accounting treatment related to the Convertible Notes Financing for the embedded debt derivative and warrant liability of $3,801,714 at June 30, 2018 compared to $1,618,196 at March 31, 2018. The derivative financial instruments require that the Company record fair value of the derivatives as of the inception date of the Convertible Notes Financing and to fair value as of each subsequent reporting date which at June 30, 2018 were $3,788,884 and $12,830, and at March 31, 2018 were $1,588,342 and $29,854 for the debt derivative and warrant liability, respectively.

For the three months ended June 30, 2018 and 2017 we recorded no revenue, respectively. As a result, we do not have any capital resources to meet our projected cash flow requirements to conduct our proposed operations. We presently do not have any available credit, bank financing or other external sources of liquidity. Therefore, we will require additional financing in order to develop our business. We cannot predict whether this additional financing will be in the form of equity, debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for operations and these circumstances would have a material adverse effect on our business prospects, financial condition and results of operations.

During the three months ended June 30, 2018, we used net cash of $217,323, in operations and generated $226,031 net cash from financing activities, including common stock sales and issuance of notes payable.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenues when control of the promised services is transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. In discussion with management, we apply the following five steps to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to performance obligations in the contract; and (v) recognize revenue as the performance obligation is satisfied. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers on the balance sheet. For the period from February 27, 2013 (inception) to June 30, 2018, we did not recognize any revenue.

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

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon such evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on July 13, 2018. Specifically, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended June 30, 2018. However, management believes that the lack of a functioning audit committee and no outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended March 31, 2018, the Company did not issue common shares for the following transactions: (i) the Company sold an aggregate of 375,000 shares of common stock, at an average price of $0.29 per share for gross proceeds of $108,000, (ii) an aggregate of 206,098 shares of common stock issuable upon the conversion of convertible notes payable and accrued interest in the amount of $79,379 at an average conversion price of $0.39 per share, (iii) an aggregate of 181,000 shares of common stock issuable to various individuals for services valued at $61,000 or an average price of $0.34 per share. These shares of common stock were previously listed under Common Stock Payable and were issued during the three months ended June 30, 2018.

In April 2018, the Company issued an aggregate of 1,500,000 shares of common stock at an average price of $0.020 per share, upon the conversion of convertible notes and accrued interest thereon of $30,000.

In May 2018, the Company issued an aggregate of 375,000 shares of common stock previously recorded as Common Stock Payable as of March 31, 2018.

In May 2018, the Company issued an aggregate of 9,200,000 shares of common stock at an average price of $0.016 per share, upon the conversion of convertible notes and accrued interest thereon of $149,748.

In May 2018, the Company issued an aggregate of 2,250,000 shares of common stock at an average price of $0.020 to various individuals for services valued at $45,000 at $0.02 per share.

In June 2018, the Company issued an aggregate of 387,098 shares of common stock previously recorded as Common Stock Payable as of March 31, 2018.

In June 2018, the Company issued an aggregate of 2,371,400 shares of common stock at an average price of $0.005 per share, upon the conversion of convertible notes and accrued interest thereon of $11,098.

In June 2018, the Company issued an aggregate of 424,833 shares of common stock at an average price of $0.020 to various individuals for services valued at $8,497.

As of June 30, 2018, the Company had $151,600 in Common Stock Payable for an aggregate of 5,610,000 shares of common stock to be issued. During the three months ended June 30, 2018, the Company did not issue shares of common stock for the following transactions: (i) the Company sold an aggregate of 690,000 shares of common stock, resulting in gross proceeds of $36,000 at an average price of $0.052 per share, and (ii) an aggregate of 4,920,000 shares of common stock issuable to various individuals for services valued at $115,600 at an average price of $0.023 per share. These shares of common stock have not been issued as of the date of this filing.

In connection with the foregoing issuances of common stock, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended and Regulation D thereunder for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

On August 21, 2017, HSTM filed a complaint against Cannavoices and Kevin Gillespie which indicates that on or about April 27, 2016, Cannavoices entered into a Loan Agreement with HSTM and Cannavoices issued a promissory note in the principal amount of $600,000, which note is guaranteed by Kevin Gillespie and secured by the Security Agreement for Tangible Personal Property whereby Kevin Gillespie granted HSTM a first priority security interest in all of his shares of common stock of Cannavoices. The complaint alleges that Cannavoices breached the terms of the note by failing to repay the principal balance of such note by the maturity date, or July 1, 2017 and that as of July 1, 2017, Cannavoices is indebted to HSTM in the amount of $600,000 plus accrued and accruing interest, late charges and costs of collection, including attorney’s fees. The Company filed an answer to the complaint on September 6, 2017. As of the date of this report, the action is still pending.

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

ARIAS INTEL CORP.

Date: August 24, 2018	By:	/s/ DANIEL HAMMETT
Daniel Hammett
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

